Form 10QSB
period 1995-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 1995-05-08
CIK 356342

_____________________________________________________________________
                            _____________

               U.S. Securities and Exchange Commission
                       Washington, D.C. 20549
                    _____________________________

                             Form 10-QSB
(Mark  One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995.

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
EXCHANGE ACT
     For the transition period from _______________ to ________________.


                   Commission file number 0-10634
                    _____________________________

              Mining Services International Corporation
  (Exact Name of Small Business issuer as specified in its charter)

               Utah                               87-0351702
          (State or other jurisdiction of      (I.R.S. Employer
          incorporation or organization)       Identification No.)

               5284 South Commerce Drive, Suite C-244
                   Salt Lake City, Utah 84107-7930
              (Address of principal executive offices)

              Issuers telephone number:  (801) 261-5666
                      _________________________


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X        No

     State the number of shares outstanding of each of the issuer's
classes of common equity, as of the latest practicable date:    April
27, 1995 - 5,195,728

     Transitional Small Business Disclosure Format (check one):
Yes   No  X

_____________________________________________________________________
                            _____________






                                INDEX


PART I.   FINANCIAL INFORMATION

                                                               Page Number
Item 1         Financial Statements

          Consolidated Balance Sheet as of March 31, 1995
          and December 31, 1994  . . . . . . . . . . . . . . . .      1

          Consolidated Statement of Operations for the 3 months ended
          March 31, 1995 and March 31, 1994  . . . . . . . . . .      2

          Consolidated Statement of Cash Flows for the 3 months ended
          March 31, 1995 and March 31, 1994  . . . . . . . . . .      3

          Notes to Financial Statements  . . . . . . . . . . . .      4

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . .     5


PART II.  OTHER INFORMATION


          No information reported



PART I.  FINANCIAL INFORMATION
   Item I.   Financial Statements

              MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet

                                              March 31,      December
                                                1995         31, 1994
           ASSETS                             (unaudited)     (audited)


Current assets:
     Cash                                      $413,000      $109,000

     Accounts receivable, net                 2,575,000      2,181,000
     Inventories                                556,000        528,000
     Prepaid expenses                           148,000        227,000

               Total current assets           3,692,000      3,045,000

Property, plant and equipment, net            2,306,000      2,186,000
Investment in joint venture (see Note 2)      6,699,000      6,294,000
Other assets                                     49,000        110,000

                                            $12,746,000    $11,635,000


    LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts payable and accrued expenses   $1,846,000     $1,460,000
     Notes payable                              200,000              -
     Current portion of capital lease and       246,000        246,000
      long term debt

               Total current liabilities      2,292,000      1,706,000

     Long-term debt                             463,000        506,000
     Deferred income taxes                      979,000        859,000
     Deferred gain on sale and leaseback        122,000        135,000

               Total liabilities              3,856,000      3,206,000

Shareholders' equity:
     Common stock, $.001 par value;
       500,000,000 shares authorized;
       5,195,728 shares issued                    6,000          6,000
     Capital in excess of par value           4,716,000      4,697,000
     Notes receivable from stock sales         (469,000)      (469,000)
     Retained earnings                        4,727,000      4,285,000

                                              8,980,000      8,519,000

     Less 72,000 shares of treasury stock,
       at cost                                  (90,000)       (90,000)

               Total Shareholders' equity      8,890,000      8,429,000

                                            $ 12,746,000   $ 11,635,000


See accompanying notes to financial statements

              MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Operations
                             (Unaudited)

                                              3 months       3 months
                                                ended         ended
                                               3/31/95       3/31/94
                  Revenues:
                       Net sales             $4,983,000    $ 3,783,000

                       Royalties                277,000        339,000
                       Equity in earnings of
                       joint venture            405,000        272,000

                                              5,665,000      4,394,000

     Cost and expenses:
       Cost of sales                          4,442,000      3,758,000
       Selling, general and administrative      305,000        219,000

       Research and development                  85,000         71,000

       Depreciation and amortization            177,000         46,000


                                              5,009,000      4,094,000

                 Income from operations         656,000        300,000

                 Other income (expense):
                      Interest expense         (24,000)       (19,000)
                     Other income (expense)    (10,000)          2,000

                 Income before provision for
                   income taxes                622,000        283,000

                 Provision for income taxes
                      Current                    60,000         35,000
                      Deferred                  120,000         61,000

                                                180,000         96,000

               Net income                      $442,000      $ 187,000


Earnings per common and common equivalent
  share                                            $.08           $.04


Weighted average number of common and common
     equivalent shares                        5,312,970      5,174,535



See accompanying notes to financial statements

              MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows
                             (Unaudited)


                                              3 months       3 months
                                               ended          ended
                                              3/31/95        3/31/94
Cash flows from operating activities:
     Net income                               $442,000       $187,000


     Adjustments to reconcile net income to
       net cash provided by operating activities:

          Depreciation and amortization         177,000        150,000
          Distributions of joint venture in
           excess of earnings                         -        127,000
          Undistributed earnings in joint
           venture                             (405,000)             -
          Change in assets and liabilities:
               Decrease (increase) in
                 accounts receivable           (394,000)        586,000
               Decrease (increase) in
                 inventories                    (28,000)        (42,000)
               Decrease (increase) in
                 prepaid expenses                79,000         (17,000)
               Increase (decrease) in
                 accounts payable and accrued
                 expenses                       386,000        (585,000)
               Increase in deferred income
                 taxes                          120,000          61,000
               Decrease in deferred gain on
                 sale/leaseback                 (13,000)              -
               Decrease in other assets          61,000         26,000
                    Net cash provided by
                      operating activities      425,000        467,000

Cash flows from investing activities:
     Proceeds from the sale of plant and
       equipment                                 13,000         97,000
     Purchase of plant and equipment           (310,000)      (382,000)
          Net cash used in
            investing activities               (297,000)      (259,000)

Cash flows from financing activities:
     Proceeds from notes payable to bank        200,000              -
     Proceeds from exercise of stock options     19,000          5,000
     Payments on long-term debt and capital
      lease obligations                         (43,000)       (73,000)
           Net cash provided by
             financing activities               176,000        (68,000)

Net increase (decrease) in cash                 304,000        140,000

Cash, beginning of year                         109,000         45,000

Cash, end of first quarter                     $413,000       $185,000



See accompanying notes to financial statements


              MINING SERVICES INTERNATIONAL CORPORATION

             Notes to Consolidated Financial Statements
                             (Unaudited)


(1)  Description of Consolidated Financial Statements

     Mining Services International Corporation (Company) and its wholly owned subsidiaries, MSI-Fabrication Inc., Mine Chemical
Services, Inc. (MCS), Mining Services West Virginia, Inc., Mining
Services (Namibia) (PTY) Ltd., Nevada Chemicals, Inc. (NCI), West
Coast Explosives Ltd., and Dawn Holding Company and its 51% owned incorporated Joint Venture, Turon-MSI Ltd., are primarily engaged in the development, manufacture and sale of mining chemicals and related technology. In addition, NCI has a fifty percent interest in Cyanco
Company (Cyanco) a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. These consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-KSB filing.
The Company's unaudited, consolidated interim financial statements for the quarter ending March 31, 1995 include all appropriate adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

(2)  Significant Equity Investment

     As of March 31, 1995, MSI's  investment in Cyanco represented
52% of total consolidated Assets and approximately 61% of Income from operations.  The financial statements reflect the investment in
Cyanco under the equity method of accounting and include MSI's share
of Cyanco's net income in revenues.   Summarized financial
information for Cyanco is as follows:

                                   For the periods ending
                              March 31, 1995           March 31, 1994

          Sales                   $4,196,000             $3,944,000
          Gross profit               796,000                500,000
          Net Income                 811,000                543,000

Cyanco reports "gross profit" as net income from operations. "Net income" exceeds "gross profit" due primarily to interest income received on cash invested in short-term investments.


Item 2         Management's Discussion and Analysis of Financial
                    Condition and Results of Operations


Results of Operations

     Net income for the first quarter of 1995 more than doubled over that of the same period in 1994. Earnings for the first quarter were $442,000 or $.08 per share for 1995 compared to $187,000 or $.04 per share for the same period in 1994. The Company achieved a major goal during the first quarter of 1995: To significantly increase operating margins. Net income before taxes attributable to the explosives business increased from approximately $11,000 during the first quarter of 1994 to $217,000 for the same quarter in 1995. The
Company's net income before taxes attributable to Cyanco also increased from $272,000 during the first quarter of 1994 to $405,000 for the same quarter in 1995. The effective tax rate for the current first quarter tax provision is approximately 40% including state and federal income taxes compared to 34% for the same period in 1994. It is likely that the advantageous tax benefits from prior year carryforwards will not be available to decrease the effective tax rate for all of 1995, therefore the effective tax rate has increased.

     Revenues increased by 29% for the first quarter of  1995
compared to revenues for the first quarter of 1994.  The increase in revenues by nearly $1.27 million was substantially the results of increased sales of explosives in the United States and Canada.
Royalties from foreign licensees decreased slightly from $399,000 in the first quarter of 1994 to $277,000 for the same quarter in 1995.
To accurately demonstrate the effect of  Cyanco's income on revenues the following table is prepared:
                                                  MSI's Cyanco Income       MSI Explosive
Period   Cyanco Sales   Cyanco Income    Co's %   Included in MSI Revenue   Revenue           Total Revenue

1995
1st Qtr   $4,196,000     $811,000       50%       $405,000                  $5,260,000        $5,615,000

1994
1st Qtr   $3,944,000     $544,000       50%       $272,000                  $4,122,000        $4,394,000


     During the first quarter of 1995, the Company reaped the benefit of concentrating on niche marketing and increasing profitable sales in the U.S. and Canada. The Company has continued its efforts to increase operating margins by decreasing costs and increasing efficiencies at its manufacturing plants. Operating Income as a percentage of sales for the first quarter of 1995 was approximately
12% compared to 7% for the same quarter in 1994, an increase of 5%.

     Even though Cyanco's sales have been affected by the loss of a major customer during 1995, the sales have been largely replaced by other contracts. During 1995, Cyanco expects to expand its freight logical market where significant new mines have demanded liquid sodium cyanide.


Liquidity and Capital Resources

     It is anticipated that the Company's capital requirements for capital expansion as well as increased working capital will be funded from operations. However, it is likely that timing of the capital expenditures may require utilizing the Company's revolving line of credit with Zions Bank on a temporary basis. Year to date, the Company used its revolving line of credit with Zions Bank up to $400,000 in order to provide added working capital to support record sales for the first quarter.


                               Page 5
Currently, the line of credit is virtually unutilized having been substantially paid down in April 1995. The line of credit matured on April 30, 1995 and is being renewed effective May 1, 1995 with provisions to enhance the revolving line of credit for the Company.

     Cash from operations totaled $425,000 in the first quarter of 1995 without any cash distribution from Cyanco. Cash provided during the same period for 1994 was $140,000 primarily achieved from $127,000 distribution from Cyanco and from downsizing the explosives business to posture for more profitability which provided approximately $467,000 in working capital which was offset largely by reinvesting in capital equipment at mine sites and plant facilities.

     Total Assets increased during the first quarter of 1995 by approximately $1,061,000 while total liabilities increased $600,000, thus improving the overall stability of the Company's balance sheet
by approximately $340,000 or $.064 per share.   The current ratio,
defined as the relationship between current assets and current liabilities decreased slightly from 1.78  at the end of the year 1994
to the quarter ending March 31, 1995 of approximately 1.61.   Total
stockholders' equity increased during the quarter from $8,429,000 or
$1.59 per share to $8,890,000 or $1.67 per share.

     For the remainder of 1995, the Company will continue its commitments to the explosives business in the U.S. and Canada while continuing its expansion efforts in expanding in Ghana and Uzbekistan as well as other niche markets on a global scope. The Company has begun an active marketing campaign to market its EMGEL products.
Furthermore, Cyanco, having recently completed its project to increase annual capacity to approximately 40,000,000 lbs. of liquid sodium cyanide, and is planning to generate its own electricity from its by-product (waste) gas at the plant site which will result in additional cost savings and improve environmental benefits.

     In management's opinion the Company has sufficient capital resources for current operations and planned capital expenditures.


                             SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MINING SERVICES INTERNATIONAL CORPORATION
                                        (Registrant)




          May 5, 1995                   /s/  Lex L. Udy

          (Date)                        Lex L. Udy
                                        Vice Chairman and Secretary


                                      /s/  Duane W. Moss

                                        Duane W. Moss
                                        Chief Financial Officer





