Form 10QSB/A
period 1995-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 1995-06-30
CIK 356342

_______________________________________________________________
___________________

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
_________________________


        Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

        State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:April 27, 1995 - 5,195,728

        Transitional Small Business Disclosure Format (check one):
Yes  No  X

_______________________________________________________________
___________________


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