Form 10QSB
period 1995-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 1995-08-23
CIK 356342

_______________________________________________________________

      U.S. Securities and Exchange Commission
               Washington, D.C. 20549
           _____________________________

                    Form 10-QSB
                           (Mark  One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR
  15(D)        OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995.

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
             _________________________


     Check whether the issuer (1) filed all reports required to be filed by
  Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
 has
  been subject to such filing requirements for the past 90 days.
Yes   X   No ____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: August 21, 1995 - 5,492,870

     Transitional Small Business Disclosure Format (check one): Yes ___ No
  X_


  ____________________________________________________________________




                       INDEX



  PART I. FINANCIAL INFORMATION

                                           Page Number

  Item 1  Financial Statements

     Consolidated Balance Sheet as of June 30, 1995
     and December 31, 1994  . . . . . . . . . . . . . . . . . . . . .    1

     Consolidated Statement of Operations for the 3 months ended
     June 30, 1995 and June 30, 1994 . . . . . . . . . . . . . . . .  2

     Consolidated Statement of Operations for the 6 months ended
     June 30, 1995 and June 30, 1994  . . . . . . . . . . . . . . .   3

     Consolidated Statement of Cash Flows for the 6 months ended
     June 30, 1995 and June 30, 1994  . . . . . . . . . . . . . .  4

     Notes to Financial Statements  . . . . . . . . . . . . . .   5

  Item 2  Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . .  . . . . . . . . .   6


  PART II.     OTHER INFORMATION

    Item 4  Submission of Matters to a Vote of Security Holders  . .  7

  PART I.  FINANCIAL INFORMATION
     Item I.   Financial Statements

     MINING SERVICES INTERNATIONAL CORPORATION
             Consolidated Balance Sheet



  June 30,
  1995

  December 31,
  1994


             ASSETS
  (unaudited)

  (audited)








  Current assets:





       Cash
  $        708,000

  $  109,000


       Accounts receivable, net
  2483000

  2181000


       Inventories
  602000

  528000


       Prepaid expenses
  284000

  227000








                 Total current assets
  4077000

  3045000








  Property, plant and equipment, net
  2393000

  2186000


  Investment in joint venture (see Note 2)
  7538000

  6294000


  Other assets
  61000

  110000









  $14,069,000

  $1,635,000








             LIABILITIES AND
  SHAREHOLDERS' EQUITY











  Current liabilities:





       Accounts payable and accrued expenses
  $2,593,000

  $1,460,000


       Notes payable
  25000

  -


       Current portion of capital lease and long
  term debt
  246000

  246000








                 Total current liabilities
  2864000

  1706000








       Long-term debt
  320000

  506000


       Deferred income taxes
  1086000

  859000


       Deferred gain on sale and leaseback
  122000

  135000








                 Total liabilities
  4392000

  3206000








  Shareholders' equity:





       Common stock, $.001 par value;
  500,000,000 shares





          authorized; 5,492,870 shares issued
  6000

  6000


       Capital in excess of par value
  4851000

  4697000


       Notes receivable from stock sales
  -469000

  -469000


       Retained earnings
  5379000

  4285000









  9767000

  8519000








       Less 72,000 shares of treasury stock, at cost
  -90000

  -90000








                 Total Shareholders' equity
  9677000

  8429000









  $14,069,000

  $11,635,000


   See accompanying notes to financial statements
                       Page 1




     MINING SERVICES INTERNATIONAL CORPORATION
        Consolidated Statement of Operations
                    (Unaudited)



  3 months ended
  6/30/95

  3 months ended
  6/30/94


                    Revenues:





                         Net sales
  $     4,877,000

  $      3,501,000


                         Royalties
  320000

  274000


                         Equity in earnings of joint
  venture
  839000

  623000









  6036000

  4398000








    Cost and expenses:





          Cost of sales
  4360000

  3310000


          Selling, general and administrative
  310000

  228000


                     Research and development
  229000

  77000


                         Depreciation and
  amortization
  179000

  54000









  5078000

  3669000








                   Income from operations
  958000

  729000








                    Other income (expense)
  -30000

  -20000








                   Income before provision for
  income taxes
  928000

  709000








                   Provision for income taxes





                        Current
  184000

  49000


                        Deferred
  92000

  192000









  276000

  241000








                 Net income
  $         652,000

  $         468,000








  Earnings per common and common
  equivalent share
  $               .11

  $                .09








  Weighted average number of common and
  common





       equivalent shares
  5819260

  5289856














   See accompanying notes to financial statements

                       Page 2




     MINING SERVICES INTERNATIONAL CORPORATION
        Consolidated Statement of Operations
                    (Unaudited)



  6 months ended
  6/30/95

  6 months
   ended 6/30/94


                    Revenues:





                         Net sales
  $      9,860,000

  $      7,284,000


                         Royalties
  597000

  613000


                         Equity in earnings of joint
  venture
  1244000

  895000









  11701000

  8792000








                   Cost and expenses:





                         Cost of sales
  8802000

  7068000


                         Selling, general and
  administrative
  615000

  447000


                         Research and development
  314000

  148000


                         Depreciation and
  amortization
  356000

  100000









  10087000

  7763000








                   Income from operations
  1614000

  1029000








                   Other income (expense)
  -64000

  -37000








                   Income before provision for
  income taxes
  1550000

  992000








                   Provision for income taxes





                        Current
  244000

  84000


                        Deferred
  212000

  253000









  456000

  337000








                 Net income
  $      1,094,000

  $         655,000








  Earnings per common and common
  equivalent share
  $                .19

  $                .12








  Weighted average number of common and
  common





       equivalent shares
  5819260

  5232856









   See accompanying notes to financial statements

                       Page 3









     MINING SERVICES INTERNATIONAL CORPORATION
        Consolidated Statement of Cash Flows
                    (Unaudited)




  6 months
  ended
  6/30/95

  6 months
  ended
  6/30/94


  Cash flows from operating activities:





       Net income
  $ 1,094,000

  $    656,000








       Adjustments to reconcile net income to
  net cash





            provided by operating activities:











            Depreciation and amortization
  356000

  304000


            Distributions of joint venture in
  excess of earnings
   -




            Undistributed earnings in joint
  venture
  -1244000

            4000


            Change in assets and liabilities:





                 Decrease (increase) in accounts
  receivable
  -302000

  561000


                 (Increase) decrease in
  inventories
  -74000

   53000


                 Increase in prepaid expenses
  -57000

  -23000


                 Increase (decrease) in accounts
  payable and accrued expenses
  1133000

  -822000


                 Increase in deferred income
  taxes
  227000

  252000


                 Decrease in deferred gain on
  sale/leaseback
  -13000

                -


                 Decrease in other assets
  49000

                -


                      Net cash provided by
  operating activities
  75000

                -








  Cash flows from investing activities:





       Proceeds from the sale of plant and
  equipment
  20000

  97000


       Purchase of plant and equipment
  -583000

  -862000


                      Net cash used in investing
  activities
  -563000

  -691000








  Cash flows from financing activities:





       Proceeds from notes payable to bank
  25000

                  -


       Proceeds from exercise of stock
  options
  154000

  11000


       Payments on long-term debt and capital
  lease obligations
  -186000

  -144000


                      Net cash provided by
  financing activities
  -7000

  -153000








  Net increase (decrease) in cash
  599000

  141000








  Cash, beginning of year
  109000

  45000








  Cash, end of first quarter
  $    708,000

  $    186,000



   See accompanying notes to financial statements

     MINING SERVICES INTERNATIONAL CORPORATION

     Notes to Consolidated Financial Statements
                    (Unaudited)

  (1)     Description of Consolidated Financial Statements

     Mining Services International Corporation (Company) and its wholly owned subsidiaries, MSI-Fabrication Inc., Mine Chemical Services, Inc. (MCS), Mining Services West Virginia, Inc., Mining Services (Namibia) (PTY) Ltd., Nevada Chemicals, Inc. (NCI), West Coast Explosives Ltd., and Dawn Holding Company and its 51% owned incorporated Joint Venture, Turon-MSI Limited, are primarily engaged in the development, manufacture and sale of mining chemicals and related technology. In addition, NCI has a fifty percent interest in
  Cyanco Company (Cyanco) a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. These consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-KSB filing. The Company's unaudited, consolidated interim financial statements for the quarter ending June 30, 1995 include all appropriate adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

  (2)     Significant Equity Investment

     As of June 30, 1995, MSI's investment in Cyanco represented 52% of total consolidated Assets and approximately 61% of Income from operations.
The
  financial statements reflect the investment in Cyanco under the equity method of accounting and include MSI's share of Cyanco's net income in revenues. Summarized financial information for Cyanco is as follows:

  For 3-month period ending June 30, 1995     For 6-month period ending June 30,
  1995

  Sales             $5,470,000               $9,666,000
  Gross profit      $1,666,000               $2,462,000
  Net Income        $1,677,000               $2,488,000

  Cyanco reports "gross profit" as net income from operations. "Net income" exceeds "gross profit" due primarily to interest income received on cash invested
  in short-term investments.

  Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

  Results of Operations

  For the Three Months Ended June 30, 9y5 compared to the Three months Ended June 30, 1994.

     Revenues for the second quarter of 1995 exceeded those of the prior year's second quarter by $1,638,000 which represents an increase of approximately
37%.  Net
  income before taxes also increased by $219,000, a 31% increase over net income before
  taxes in the second quarter of 1994. The fully diluted earnings per share increased from
  $.09 per share to $.11, an increase of 22%. The earnings per share were significantly impacted by  a 5 percent stock dividend issued by the Company to its shareholders
  effective June 30, 1995.   Fully diluted shares increased from 5,232,856 to
5,819,260
  from the second quarter of 1994 to the second quarter of 1995. The increase in revenues and the resultant net income occurred in both the explosives division of the Company as well as in Cyanco. Cyanco continues to improve its profitability and market presence as it reaps the benefit of increased capacity during an increasing market demand for its products in the gold mining industry. The Company's expenditures for research and development doubled for the second quarter of 1995 compared to the second quarter of
  1994. This increase reflects a continued commitment by the Company to pursue and develop opportunities in niche markets in the mining industry  world-wide.

  For the Six Months Ended June 30, 1995 compared to the Six Months Ended
June 30,
  1994.

     Revenues for the six months ended June 30, 1995 increased by nearly $3,000,000 or 33 percent over the comparable period ended June 30, 1994. Net income increased by approximately 67 percent or $439,000 for the six month period ending
June 30,1995
  compared to the same period for 1994. Depreciation more than tripled in 1995 compared to the same six-month period in 1994 due primarily to the increased investment in capital and facilities as the Company continues to broaden its ownership of facilities and business opportunities rather than merely licensing its technology. Research and development expenses for the first six months of 1995 more than doubled those incurred during the previous comparable period of 1994. The focus on research and development has proven to provide the Company with continued technological advantages as it caters to world-wide niche markets.

  Liquidity and Capital Resources

     The Company's anticipated capital requirements for new capital and ongoing operations will be largely funded from operations. The Company has a line of credit with
  Zions Bank in the amount of $1,400,000 , subject to conditions with which the Company is in compliance. Currently, the Company has not drawn on its line of credit except for certain letters of credit required by ongoing business. The Company used its revolving line of credit up to $400,000 during the spring of 1995 to meet increased sales and supply demands.

     Cash from operations totaled $75,000 during the first six months of 1995. Total liabilities increased by $1,133,000 during the same period. The Company's liquidity and financial strength continued to improve during the six months ended
June 30, 1995.

  PART II

  Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders of the Company held on May 23, 1995, the following directors were re-elected as directors:

          Edward N. Bagley - Chairman
          John T. Day - Director, Chief Executive Officer
          Lex L. Udy - Director, Vice Chairman, Secretary
          Edward Dallin Bagley - Director
          Nathan L. Wade - Director

     All votes were properly taken with 61.3% of the shares present or represented by proxy. As to each director, all of shares present to vote or which voted by proxy (total count at the shareholders meeting was 3,178,850 shares) voted unanimously for each director.  There were no abstentions or negative votes cast.

                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly
  authorized.


          MINING SERVICES INTERNATIONAL CORPORATION
                         (Registrant)


     August 21, 1995               ________________________

          (Date)                   Lex L. Udy
                                   Vice Chairman and Secretary



                              ________________________

                              Duane W. Moss
                              Chief Financial Officer

                     SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly
  authorized.


          MINING SERVICES INTERNATIONAL CORPORATION
                         (Registrant)



     August 21, 1995               /s/  Lex L. Udy


          (Date)                   Lex L. Udy
                              Vice Chairman and Secretary



                              /s/  Duane W. Moss

                              Duane W. Moss
                              Chief Financial Officer