Form 10QSB
period 1995-09-30
MINING SERVICES INTERNATIONAL CORP/
filed 1995-11-15
CIK 356342

_______________________________________________________________

U.S. Securities and Exchange Commission
Washington, D.C. 20549
_____________________________

Form 10-QSB
(Mark  One)
         [X]     QUARTERLY REPORT UNDER SECTION 13 OR 15(D)
                 OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1995.

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

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: November 10, 1995 - 5,511,095

         Transitional Small Business Disclosure Format (check one): Yes ___ No
X_


____________________________________________________________________



INDEX



PART I.          FINANCIAL INFORMATION

                                                                  Page Number

Item 1   Financial Statements

         Consolidated Balance Sheet as of September 30, 1995
         and December 31, 1994  . . . . . . . . . . . . . . . . . . .1

         Consolidated Statement of Operations for the 3 months ended
         September 30, 1995 and September 30, 1994 . . . . . . . . .     2

         Consolidated Statement of Operations for the 9 months ended
         September 30, 1995 and September 30, 1994  . . . . . . . . . .   3

         Consolidated Statement of Cash Flows for the 9 months ended
         September 30, 1995 and September 30, 1994  . . . . . . . . . .    4

         Notes to Financial Statements  . . . . . . . . . . . . . . . .    5

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations . . . . . . .  . . . . . . . . . .      6


PART II.         OTHER INFORMATION

Item 4           Submission of Matters to a Vote of Security Holders  . .  7





PART I.  FINANCIAL INFORMATION
   Item I.   Financial Statements

MINING SERVICES INTERNATIONAL CORPORATION
Consolidated Balance Sheet

                                      September 30,           December 31,
                                         1995                     1994
ASSETS                                 (unaudited)              (audited)
Current assets:
 Cash                                  $1,500,000               $109,000
 Accounts receivable, net               2,167,000              2,181,000
 Inventories                              937,000                528,000
 Prepaid expenses                         379,000                227,000
    Total current assets                4,983,000              3,045,000
Property, plant and equipment, net      2,269,000              2,186,000
Investment in joint venture
  (see Note 2)                          7,113,000              6,294,000
Other assets                               59,000                110,000
                                      $14,424,000            $11,635,000

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Accounts payable and
   accrued expenses                    $2,102,000             $1,460,000
Current portion of capital lease
  and long term debt                      246,000                246,000
 Total current liabilities              2,348,000              1,706,000
 Long-term debt                           277,000                506,000
 Deferred income taxes                  1,134,000                859,000
 Deferred gain on sale and leaseback      104,000                135,000
    Total liabilities                   3,863,000              3,206,000
Shareholders' equity:
  Common stock, $.001 par value;
    500,000,000 shares
    authorized; 5,511,095
    shares issued                          6,000                   6,000
   Capital in excess of par value      4,780,000               4,607,000
   Notes receivable from stock sales    (469,000)               (469,000)
   Retained earnings                   6,244,000               4,285,000
   Total Shareholders' equity         10,561,000               8,429,000
                                     $14,424,000             $11,635,000


See accompanying notes to financial statements

Page 1





MINING SERVICES INTERNATIONAL CORPORATION
Consolidated Statement of Operations
(Unaudited)

                                 3 months ended     3 months ended
                                    9/30/95             9/30/94
Revenues:
  Net sales                        $4,441,000           $3,912,000
  Royalties                           470,000              225,000
  Equity in earnings of
   joint venture                    1,025,000              361,000
                                    5,936,000            4,498,000
Cost and expenses:

Cost of sales                       4,074,000            3,335,000
  Selling, general and
   administrative                     146,000              113,000
  Research and development            267,000              239,000
  Depreciation and amortization       208,000              148,000
                                    4,695,000            3,884,000
 Income before provision for
  income taxes                      1,241,000              553,000
 Provision for income taxes
  Current                             313,000               33,000
  Deferred                             63,000              155,000
                                      376,000              188,000
  Net income                         $865,000             $365,000
Earnings per common and
  common equivalent share                $.15                 $.07
Weighted average number of
  common and common
  equivalent shares                 5,819,260            5,504,516

See accompanying notes to financial statements

Page 2



MINING SERVICES INTERNATIONAL CORPORATION
Consolidated Statement of Operations
(Unaudited)

                                          9 months ended     9 months ended
                                             9/30/95             9/30/94
Revenues:
  Net sales                                 $14,301,000         $11,196,000
  Royalties                                   1,067,000             838,000
  Equity in earnings of joint venture         2,269,000           1,256,000
                                             17,637,000          13,290,000
Cost and expenses:
  Cost of sales                              12,875,000          10,377,000
  Selling, general and administrative           762,000             431,000
  Research and development                      581,000             387,000
  Depreciation and amortization                 564,000             452,000
                                             14,782,000          11,647,000
 Income before provision for income taxes     2,791,000           1,545,000
   Provision for income taxes
   Current                                      557,000             117,000
   Deferred                                     275,000             408,000
                                                832,000             525,000
   Net income                                $1,959,000         $ 1,020,000
Earnings per common and common
  equivalent share                                 $.34                $.19
Weighted average number of common
  and common equivalent shares                5,819,260           5,273,545



See accompanying notes to financial statements

Page 3


MINING SERVICES INTERNATIONAL CORPORATION
Consolidated Statement of Cash Flows
(Unaudited)


                                        9 months ended       9 months ended
                                           9/30/95               9/30/94

Cash flows from operating activities:
 Net income                               $1,959,000           $1,020,000
 Adjustments to reconcile net
   income to net cash
   provided by operating activities:
 Depreciation and amortization               564,000              452,000
 Distributions of joint venture
   in excess of earnings
 Undistributed earnings in joint venture    (819,000)            (357,000)
 Change in assets and liabilities:
 Decrease in accounts receivable              14,000               58,000
 Increase in inventories                    (409,000)             (37,000)
 Increase in prepaid expenses               (152,000)             (66,000)
 Increase (decrease) in accounts
  payable and accrued
  expenses                                   642,000             (418,000)
 Increase in deferred income taxes           275,000              407,000
 Decrease in deferred gain on
  sale/leaseback                             (31,000)                   0
 Decrease in other assets                     51,000              144,000
 Net cash provided by operating activities   135,000            1,059,000
 Cash flows from investing activities:
    Proceeds from the sale of plant
     and equipment                            20,000              372,000
    Purchase of plant and equipment         (667,000)          (1,382,000)
    Decrease in other assets
    Net cash used in investing activities   (647,000)            (866,000)
Cash flows from financing activities:
Proceeds from notes payable to bank                0                    0
Proceeds from exercise of stock options      173,000               22,000
Payments on benefit payable                        0              (33,000)
Payments on long-term debt and
  capital lease obligations                 (229,000)            (208,000)
Net cash provided by financing activities    (56,000)            (219,000)
Net increase (decrease) in cash            1,391,000              (26,000)
Cash, beginning of year                      109,000               45,000
Cash, end of third quarter                $1,500,000              $19,000


See accompanying notes to financial statements

Page 4



MINING SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)

(1)      Description of Consolidated Financial Statements

         Mining Services International Corporation (Company) and its wholly owned subsidiaries, MSI-Fabrication Inc., Mine Chemical Services, Inc. (MCS), Mining Services West Virginia, Inc., Mining Services (Namibia) (PTY) Ltd., Nevada Chemicals, Inc. (NCI), West Coast Explosives Ltd., and Dawn Holding Company and its 51% owned incorporated Joint Venture, Turon-MSI Limited, are primarily engaged in the development, manufacture and sale of mining chemicals and related technology. In addition, NCI has a fifty percent interest in Cyanco Company (Cyanco) a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. These consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and, consequently, may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-KSB filing. The Company's unaudited, consolidated interim financial statements for the quarter ending September 30, 1995 include all appropriate adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

(2)      Significant Equity Investment

         As of September 30, 1995, MSI's investment in Cyanco represented 49 percent of total consolidated assets and approximately 81 percent of income from operations. The financial statements reflect the investment in Cyanco under the equity method of accounting and include MSI's share of Cyanco's net income in
revenues.   Summarized financial information for Cyanco is as follows:

                 For 9-month period ending         For 9-month period ending
                     September 30, 1995               September 30, 1994

Sales                     $17,072,000                     $13,529,000
Gross profit              $4,440,000                       $2,422,000
Net Income                $4,538,000                       $2,502,000

Cyanco reports "gross profit" as net income from operations. "Net income" exceeds "gross profit" due primarily to interest income received on cash invested in short-term investments.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

For the three months ended September 30, 1995 compared to the three months ended September 30, 1994.

         Revenues for the third quarter of 1995 exceeded those of the prior year's third quarter by $1,438,000 which represents an increase of approximately 32 percent. Net income before taxes also increased by $688,000, a 124 percent increase over net income before taxes in the third quarter of 1994. The fully diluted earnings per share increased from $.07 per share to $.15, an increase of over 114 percent. This increase was achieved in spite of an increase in fully diluted shares from 5,584,516 to 5,819,260 from the third quarter of 1994 to the third quarter of 1995. Cyanco continues to improve its profitability and market presence as it reaps the benefit of increased capacity during an increasing market demand for its products in the gold mining industry. The Company's equity in earnings from Cyanco for the three months ended September 30, 1995 represented an increase of 184 percent over the same period a year ago. Expenses increased 15 percent from the third quarter of 1994 due to expenditures supporting expansion into Uzbekistan and other foreign markets which the Company believes will provide long-term growth for the explosives business.


For the nine months ended September 30, 1995 compared to the nine months ended September 30, 1994.

         Revenues for the nine months ended September 30, 1995 increased by nearly $4.4 million or 33 percent over the comparable period ended September 30, 1994. Income from operations increased by approximately 74 percent or $1,212,000 for the nine-month period ending September 30,1995 compared to the same period for 1994. Depreciation increased
25 percent compared to the same nine-month period in 1994 due primarily to the increased investment in capital and facilities as the Company continues to broaden its ownership of facilities and business opportunities rather than merely licensing its technology. Research and development expenses for the first nine months of 1995 were 50 percent higher than those incurred during the previous comparable period of 1994. The continued focus on research and development has proven to provide the Company with technological and market advantages as it seeks world-wide niche markets. Selling and administrative expenses have increased by 77 percent over the previous nine-month period primarily due to increased activity in Uzbekistan, Ghana and other markets including the automation of its business systems to accommodate the expected increase in international activity.

Liquidity and Capital Resources

         The Company's anticipated capital requirements for new capital and ongoing operations will be largely funded from operations. The Company has a line of credit in the amount of $1,400,000, subject to conditions with which the Company is in compliance.
Currently, the Company has not drawn on its line of credit except for certain letters of credit required by ongoing business.

         Cash generated from operations totaled $2,094,000 during the first nine months of
1995.  Total liabilities increased by $657,000 during the same period.
The Company's
liquidity and financial stability continued to strengthen during the nine months ended
September 30, 1995.

PART II:  OTHER INFORMATION



Not applicable.

SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 MINING SERVICES INTERNATIONAL CORPORATION
                                           (Registrant)



         November 13 , 1995                        ___________________________
              (Date)                               Lex L. Udy
                                                   Vice Chairman and Secretary




                                                   ___________________________
                                                   Duane W. Moss
                                                   Chief Financial Officer

SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                 MINING SERVICES INTERNATIONAL CORPORATION
                                           (Registrant)



         November 13, 1995                         /s/  Lex L. Udy____________
              (Date)                               Lex L. Udy
                                                   Vice Chairman and Secretary



                                                   /s/  Duane W. Moss
                                                   Duane W. Moss
                                                   Chief Financial Officer


























Page 8