Form 10KSB
period 1995-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 1996-03-28
CIK 356342

U.S. Securities and Exchange Commission
                     Washington, D.C. 20549
                          Form 10-KSB


(Mark One)

[ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
                              For the fiscal year ended December 31, 1995

[   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1943 [No Fee Required] For the transition period from ____________ to ____________

Commission File No. 0-10634

Mining Services International Corporation
(Name of Small Business issuer in its charter)

Utah                                              87-0351702
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification No.)

5284 South Commerce Drive, Suite C-244
Salt Lake City, Utah 84107-7930
(Address of principal executive offices, zip code)

Issuers telephone number:  (801) 261-5666

Securities registered pursuant to Section 12(g) of the Act:  None
Securities registered under Section 12(g) of the Exchange Act:
Title of Class


          Check whether the Issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  [ x ]     No  [  ]
          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  [ x ]
          Issuer's net revenues for its most recent fiscal year were
$23,278,000.
          The aggregate market value of the voting stock of the registrant held by non-affiliates was $24,570,000 (computed using the average bid and asked prices reported by NASDAQ on March 26, 1996 and 2,808,000 shares estimated to be held by non-affiliates). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons are hereby deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
          The number of shares outstanding of the registrants par
value $0.001 Common Stock as of March 26, 1996, was 5,531,045.
Transitional Small Business Disclosure Format (check one):  Yes    No  [ x ]
          Portions of the Registrant's Information Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 1996, which Information Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1995, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.

PART I
Item 1.  Business

General:

          Mining Services International Corporation ("MSI" or the "Company") is a Utah corporation organized in 1979. The Company's primary products and services include the manufacture, licensing and supply of commercial mining explosives used in surface mining throughout the world. In addition, its wholly owned subsidiary, Nevada Chemicals, owns a 50% interest in Cyanco, a non-corporate joint venture with Degussa Corporation, which manufactures and sells liquid sodium cyanide used in the extraction of gold from low grade gold deposits in the western United States.

Recent Business Development
          The Company's development strategy is to become a worldwide supplier of niche chemical products and services to the mining and related industries through strategic partnering. The Company continues to focus on three major product lines: (1) bulk blasting agents, oxidizers, fuels and related raw materials; (2) packaged explosives; (3) and liquid sodium cyanide. The Company markets for its own account in the United States and Canada and has licensed the production of its products in established regions of the world where large scale surface mining occurs. MSI has built its reputation on providing cost effective solutions for these large operations. The Company currently is penetrating developing international market niches which need sophisticated solutions for its blasting and ore treatment needs but which are generally too small to support large multi-million dollar plants and facilities. The Company's expertise and know-how have become recognized worldwide and an increasingly number of existing international suppliers and government entities are seeking joint ventures with the Company for access to the Company's products and related smaller-scale facilities. Recent developments of the Company's business are described below.

          Cyanco: The Company has placed a major focus on strengthening its liquid sodium cyanide capacity in Nevada through Cyanco, its joint venture company which is shared on a 50/50% basis with Degussa Corporation, a wholly owned subsidiary of a multinational chemicals and metals company headquartered in Germany. Because of Degussa's already strong market presence in worldwide marketing of sodium cyanide, Degussa has the primary marketing role to expand the market penetration of Cyanco's product while MSI has the primary production role. Cyanco has succeeded in having the delivery of a liquid product overwhelmingly accepted by the gold mines.
MSI and Degussa have increased Cyanco's revenues as follows:
                              1991     1992      1993      1994      1995
Sodium Cyanide Revenue
in millions of dollars:       $4.5     $10.0     $15.2     $19.2     $25.3

          MSI and Degussa made substantial contributions of approximately $1.1 million in 1995, $2.2 million in 1994 and $0.8 million in 1993 to provide more reliable electricity, to increase capacity from 28 million lbs. per year to over 40 million pounds per year and to enhance the efficiency of the plant. These modifications and upgrades are now complete. On
January 9, 1996, Cyanco announced the approval to expend approximately $8,000,000 for an additional production back-up phase which will meet the growing demand without the need to purchase back-up supply. At the completion of the additional production facility, the nominal capacity of the plant will nearly double.

          MSI Explosives Business: The US domestic market for explosives, while losing ground in the East as more coal production moves to the lower sulfur deposits in the West, is improving for the Company. MSI was successful in adding a major construction site contract for the Domenigoni Valley dam project in California. The project is for approximately 2.5 years and will contribute approximately $10,000,000 in revenue over the contract term. During 1995, the Company continued to allocate significant resources to secure partnering arrangements for its mining explosives business worldwide, to continue expanding production of its EMGELa packaged explosives and to secure major customers in Nevada, California and Canada. Instead of solely relying on licensing MSI's technology to its foreign customer base, the Company, beginning in 1993 has focused on a longer-term partnering philosophy in order to secure equity positions in carefully selected foreign
markets.   In preparation for this expansion, the Company has begun
production of its EMGELa packaged explosive product line and in February
1996 made a test shipment to a Mediteranean company for use in its local mining and construction business. With the ability to provide both Bulk and Packaged explosive products, MSI is poised not only for better U.S.
niche market penetration, but also worldwide expansion in relatively new, but concentrated mining markets. During late 1994 MSI formed a subsidiary corporation called West Coast Explosives Ltd., authorized to provide bulk and packaged explosive products to the expanding Ghana gold mining district located near the west coast of Africa. During 1995 MSI entered into a letter agreement with Bulk Mining Services International ("BME") to form a joint venture in Ghana and extend the License Agreement in South Africa for an additional five years. BME will be the managing partner in Ghana with a 62.5% interest and MSI will have a 37.5% interest.

          On January 31, 1995 the Company entered into a Constituent Agreement with Production Association "Ammofos" of Almalyk, the Republic of Uzbekistan (herein PAA). The Constituent Agreement creates a joint venture, Turon-MSI Ltd., with the Company 51% interest and PAA 49% interest. PAA is a chemical company providing fertilizers to the agricultural industry operating under the control of the Ministry of Chemistry in the Republic of Uzbekistan. The joint venture became registered on October 13, 1995 and a mobile plant was shipped to Uzbekistan in December1995. The primary purpose of the joint venture is to establish a safe and environmentally sound explosives industry in cooperation with the Ministry of Chemistry for the rapidly expanding mining ventures in Uzbekistan and for export to the surrounding mining areas. The Joint Venture plans to begin operations by the fall of 1996.

          The Company entered into a 10 year technology license agreement with Unique Gas and Chemical Company in Thailand in April 1994. This license provided an up front fee with ongoing royalty based on sales of MSI product in Thailand. Both HEFa and EMGELa technology are included in the license. Plant and equipment are now being constructed in Thailand by Unique Gas and Chemical under the direction of MSI for production during 1996.

          As the Company maintains its bulk mining position in the major mining countries of the world, it also invests in worldwide niche mining markets, primarily in economically and politically more risky environments than those in the United States. The Company is attempting to manage these increased risks by partnering with suppliers already operating in the general areas or with government entities which, according to the IMF and World Bank and other banking entities, enjoy a risk rating favoring foreign investment. Also the Company attempts to enter the desired markets with relatively small capital outlay initially and to position itself as a critical, long-term partner in the continuing success of the operation. Neither the U.S. government nor the banking entities mentioned above guarantee or specifically encourage investment in these areas and the Company has not entered into any arrangements with any insurer to protect its investment against political or economic risks other than normal casualty and business risk insurance normally secured for its U.S. investments. Ghana and Uzbekistan allow for repatriating profits and will provide some tax benefits for new ventures within the respective countries. However, there is no guarantee that these political and economic advantages will continue. Consequently, the Company's strategy is to recover the costs of its investment in these jurisdictions as quickly as possible.

Description of Business

          Products and Markets: The Company, through its subsidiaries, licensees and joint ventures, services primarily the surface mining industry. The products are divided into Explosives and related products and Liquid Sodium Cyanide.

          Explosives: In the Explosives business the Company's products are used in the blasting operations for surface mines in base and precious metals, coal and industrial minerals. The explosive products are divided into four major categories: (1) HEFa, a proprietary oil-in-water emulsified oxidizer which enhances the quality and control of the explosion or blast at the mine in order to produce more consistent breakage of ore,
(2) sale of bulk ammonium nitrate prill used with HEFa and in ANFO, a common explosive blasting agent used in surface boreholes which is made from the ammonium nitrate prill mixed with number 2 diesel fuel,
(3) third-party explosives and accessories, such as boosters, detonating cords, etc. in order to fully support the blasting efforts at customers' mines, and recently (4) Packaged explosives (EMGELa) which are currently being manufactured at the Company's West Virginia Plant. In September 1993, the Company was granted a patent on the compositions and methods used to formulate this unique explosive and has recently introduced EMGELa which is a water-in-oil type emulsion explosive produced by emulsifying a water solution of oxidizer salts into a blend of oils. The emulsion is then packaged into small polyethylene carriages or "chubs" using a special form and fill machine designed by the Company. A variety of cartridge diameters and lengths can be produced. As the emulsion is being loaded into the cartridges a trace quantity of a cross-linking chemical is added to the composition which reacts with one of the oils and polymerizes or crosslinks the entire mass into a soft rubber-like material. The uniquely crosslinked emulsion is very stable and the package or cartridge can be punctured or split without product spills. This significantly improves the handling characteristics of the explosive and provides additional safety in transportation, storage and use.

          With the addition of packaged explosives, the Company is prepared to market into worldwide niche markets. With both HEFa and EMGELa, the Company is able to joint venture the technology and manufacturing plants on a relatively small scale and penetrate markets where freight or availability of quality products have been unavailable due to cost or inadequate infrastructure.

          In the U.S. and Canadian markets, the Company markets and services the mine sites directly for its own account. The U.S. markets are concentrated in the West Virginia coal belt, Wyoming, Montana and Colorado Coal belts, Western surface gold operations principally in Nevada and industrial minerals in California. Metals, tar sands and coal mining operations in western and central Canada are also major markets where the Company markets for its own account.

          The Company has had the policy of marketing its HEFa technology by licensing the technology directly to mines or through existing explosive manufacturers or supply companies in foreign markets. Currently, the Company has licenses in South Africa, Australia, Namibia, India, Chile and Thailand. The Company plans to continue its licensing activities in certain jurisdictions, but as stated earlier, the Company has undertaken a major shift of policy toward creating long-term equity positions through strategic alliances with existing suppliers and government entities in developing countries. Because there are inherent economic and political risks in these developing economies, business risks are higher than in more advanced economies. The Company's strategy is to join with local suppliers or government entities where there is a substantial probability that the alliance will survive political and economic changes from time to time. The intent is to provide terhnology and other unique services which will build a partnering relationship between the Company and the foreign market such that its need will be readily apparent and vital to the viability of the particular market niche.

          Sodium Cyanide: The Company's joint venture with Degussa for producing and marketing liquid sodium cyanide from the Winnemucca, Nevada plant has concentrated on quality and service. There are principally two types of products marketed to the gold mines for their heap leaching process:
(1) a solid "briquette" sodium cyanide product which requires handling and physical dissolution before use and (2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes ready-to-use by the mining customer. In addition to the hygienic qualities of liquids, the cost for the product is substantially lower than for solid products when handling costs and chemical adjustment costs are taken into account.

          Since the liquid product is shipped by truck from the plant to the mine site in a solution of 30% sodium cyanide and 70% water, freight costs are very significant and must be managed carefully both in terms of safety and environ-mental protection. Cyanco has proven its ability to provide quality and cost effective delivery service to its mining customers.
Cyanco has contracted this dedicated service with Transwood Inc., an Omaha, Nebraska company, formerly known as Herman Brothers. Cyanco renewed its contract with Transwood for an additional five years commencing
January 1, 1995. At the end of 1995 delivery of liquified products into the mine operator's tanks comprised over 90% of all cyanide used in our freight logical market.

          One of Cyanco's advantages over its competitors in the liquid market is that it is the only producer of liquid which is manufactured completely from raw materials at its plant in the gold district. Other competitors either ship liquid product by rail to a transfer facility and then on to the mines by truck or tanker or they ship in their solid products from distant plants and then have dissolution tanks or special rood tankers which allow for dissolution before discharging into mine site vessels. Cyanco's competition is limited in its ability to react quickly to changes in the market and to technological changes. Cyanco is positioned to efficiently take advantage of these changes.

          Dependence on Customers: Since MSI's customers are relatively large surface mining companies, the number of companies it services are relatively small in number compared to those of a wholesale distribution or retail business. Consequently, the following table is prepared to show the dependence of the Company on its relatively small number of customers. Most of the customers, however, are subsidiaries of large multinational companies with solid credit.

Explosives:                   Company                      % of Sales
                              Company A                        29.15%
                              Company B                           17%
                              Company C                        11.24%

Loss of these customers, which is not expected to occur, could adversely effect 1996 sales. In most cases the Company has long-term contracts with its customers.

          Patents, Trademarks and Licenses: The Company is the holder of six U.S. patents, four of which relate to the composition and control of its HEFa and EMGELa emulsion products and two of which relate to methods of delivery of explosives product at the mine site. These patents, which are not deemed material to the Company's ability to compete in the explosives business, expire at various dates beginning in 1999 and ending in 2013. The Company has obtained similar patents in several foreign countries and has licensed the manufacture of HEFa and EMGELa to six companies in Africa, Australia, Chile, India, South Africa and Thailand.

          The composition of E-21, the Company's proprietary ingredient upon which its HEFa emulsion product is based, is deemed an important trade secret by the Company. The Company has also trademarked HEFa as a component of its bulk blasting agent and EMGELa as its crosslinked packaged emulsion explosive. The trademark is registered in the United States, Canada and South Africa .

          In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc. ("Mitsubishi"), a Japanese corporation, in consideration of payment of a one-time licensee fee, a license of a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco Plant. The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco Plant which is deemed materially important to operation of the Cyanco Plant.

          Research and Development: Expenditures for technical research and development for the fiscal years ended December 31, 1995 and 1994 were $480,000 and $275,000, respectively. The Company actively conducts research on product improvement and development. The expenditures in each of the years ending December 31, 1995 and 1994 were related to the Company's explosives business. There has not been any customer-sponsored research and development. Total expenditures for technical research and development, market development and losses relating to the pilot emgel plant exceeded $1,000,000 during 1995.

          Raw Materials: The Company has not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its explosives products and does not expect significant difficulty in obtaining raw materials in the future.

          The Company must compete with the agricultural market for a major portion of its raw materials (ammonium and calcium nitrate). The supplies of these products have been adequate in past years to meet the need of industrial, as well as agricultural users. The Company has ensured its supply of needed materials by entering into several supply agreements with the manufacturers of these raw materials. The Company does not deem any of the supply agreements to be a contract upon which its explosives business is substantially dependent.

          Contracts for the raw materials required for the production of liquid sodium cyanide by Cyanco have also been obtained, and Cyanco has not had difficulty in obtaining necessary raw materials. Cyanco has entered into long term firm transportation agreements with Paiute Pipeline and Northwest Pipeline for transportation services of natural gas to the Cyanco facility. Cyanco does not believe that its business is materially dependent upon any one of its existing contracts and that alternative sources of supply are available for any raw material.

          Competition: The manufacture and sale of bulk and packaged explosives and related equipment is a highly competitive business with particular emphasis in recent years on price. This emphasis on price continues to effect gross profit margins because the Company has offered price reductions in response to lower prices offered by its competitors. The Company, in its efforts to develop, manufacture and sell its products, is competing with a number of companies having greater financial resources and well established relationships in the industry. The Company believes that ICI Explosives and Dyno Explosives Group are significant competitors in the industry. The competitive position of the Company is not presently significant; however, the Company believes its bulk explosives and packaged products have a number of advantages in product performance and safety over products of its competitors. (See "Products and Marketing".)

          The Cyanco Plant represents one of two sources of delivered liquid sodium cyanide in the western United States. The market for sodium cyanide briquette or dry form in the United States is dominated by E.I.
DuPont Nemours ("DuPont"). Degussa with Cyanco product competes with DuPont and another company which markets delivered liquid sodium cyanide. The Company believes that the important competitive factors in the liquid sodium cyanide market are location, service and quality, and that Cyanco's geographical location in Nevada and its ability to deliver to customers in liquid form represent important competitive advantages.

          Employees: The Company presently employs 50 full time employees in its explosives business. An additional 23 full time employees are employed at the Cyanco Plant. The Company and Cyanco considers their relations with their employees to be very good. Currently, none of the Company's projects have been unionized nor are there any known threatened efforts by employees to unionize.

          Environmental Regulation: The Company is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of explosives materials. To date, except as noted below, compliance with these regulations has not required material expenditures and has not materially affected earnings or the competitive position of the Company. In connection with preparing to manufacture and sell liquid sodium cyanide at the Cyanco Plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers, and development of an emergency response plan in the event of a spill of hazardous materials. Cyanco's operations are designed such that no hazardous waste is created during the manufacture of its product. The Company and Cyanco will continue to be subject to environmental laws, rules and regulations in their respective operations; however, compliance with such laws, rules and regulations on an ongoing basis is not expected to require additional material expenditures. In connection with a fire in June, 1993 at the Company's plant at Point of Rocks, Wyoming environmental clean-up was required. The clean-up was not covered by the Company's insurance and was performed by outside professionals. No known residual material remains from this incident and government requirements have been fully satisfied.

Item 2:   Properties

          The corporate offices of the Company are located at 5284 South Commerce Drive, Suite C-244, Salt Lake City, Utah, and comprise approximately 6,885 square feet. The Company's current lease continues through June 1996 at a monthly rental of $6,885. The Company purchased a commercial tract of land in May 1994 consisting of approximately 1.8 acres for the purpose of constructing office and lab facilities in the future.
The property was purchased for approximately $107,000 and property taxes and insurance will cost approximately $6,000 annually. The Company has plans to build corporate offices on the property during 1996 with a scheduled completion date in late fall of 1996. The corporate office building with adjacent research and lab facilities will be financed with a fifteen-year fixed rate mortgage with limited escalation clauses at the beginning of the 5th and 10th year. Budgeted construction costs will approximate $800,000 of which most will be financed by the Company's bank. In the meantime, the Company believes that the current office space is readily available at acceptable rates.

          The Company manufactures HEFa and EMGELa for sale to its mine customers at facilities located on mine sites or adjacent to mine sites, typically under leases tied to supply agreements.

          The Company also leases a 640-acre site in Tooele County, Utah, which is equipped with a fully developed test range and explosives magazine facility. The Company currently leases the property on a year to year basis. The rent on the property is approximately $12,000 per year.

          The Company leases approximately 422 acres in Boon County, West Virginia which it uses for manufacturing commercial explosives and emulsions and for storing and maintaining related trucks, equipment and plant facilities and for other related purposes. Rent on the property is approximately $6,000 per year. Renewal of the lease is available on a month-to-month basis. The Company is in negotiations with the new owner either to purchase or re-lease the property on a longer term basis.

          Cyanco is the owner of approximately five-hundred fifty (550) acres located near Winnemucca, in Humboldt County, Nevada, upon which the Cyanco Plant is located. The Cyanco plant is being expanded to include a back-up production facility having an equal capacity to the existing facility which is currently rated at a nominal capacity of 36 million pounds per year.

          The property and facilities of the Company and Cyanco are deemed adequate and suitable for their respective operations.

Item 3:             Legal Proceedings

          In December 1992 the Company was named as a defendant in an action filed in the Federal Court of Canada, Trial Division, by Hanex Products, Inc., Explosives Limited and Bulk Explosives Limited, as plaintiffs. The plaintiffs allege that they are the owner, licensee and sublicensee, respectively, of a patent covering a blasting or explosive composition and that the Company is manufacturing, selling and supplying explosive compositions (various HEFa blends) in Canada which infringe claims of the patent owned or utilized by defendants. Plaintiffs are seeking a declaration of the patent's validity, an injunction restraining the Company from making or selling its explosive composition, damages or an accounting of the Company's profits, whichever is greater, and for costs. In February 1993 the Company filed a Defense to plaintiff's Statement of Claim denying the validity or enforceability of the patent and any infringement thereof, asserting that plaintiffs lack standing to bring the action and requesting that the action be dismissed. There was no substantive activity on the suit in 1995.
          On January 18, 1993 the Company filed in Court of Queens Bench of Alberta, Canada an action against Rayco Steel, Ltd. and Nebojsa Vasic for negligence and breach of contract. The claim by the Company is in connection with the collapse of a Company owned silo located at the Company's operations at Suncor near Fort McMurray, Alberta, Canada. The Company seeks damages in an amount exceeding $400,000 (U.S.). The defendants have responded and denied liability. Discovery is being pursued currently in preparation of trial. There has been no trial date set.

Item 4:   Submission of Matters to a Vote of Security Holders

          There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

PART II

Item 5: Market for the Registrant's Common Stock and Related Security Holder Matters

(a) Price Range of Common Stock. The Company's common stock is traded on NASDAQ and the following table shows the range of high and low bid prices for the Company's common stock for the calendar quarters indicated. The quotations, obtained from NASDAQ, represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.

Bid Prices
                              High               Low

1995      First Quarter       $3.69              $2.75
          Second Quarter       4.50               3.25
          Third Quarter        5.50               3.75
          Fourth Quarter       6.34               4.25

1994      First Quarter       $3.00              $2.13
          Second Quarter       2.88               2.50
          Third Quarter        3.25               2.13
          Fourth Quarter       3.13               2.38

(b) Approximate number of equity security holders. The approximate number of record holders of the Company's Common Stock as of March 26, 1996 was 605, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends. The Company paid cash dividends on its common stock in the amount of $82,810 for stockholders of record on November 30, 1995.
The dividend of $0.15 per share was paid on December 29, 1995. A cash dividend of $51,087 or $.01 per share was paid in 1994. Payment of dividends is within the discretion of the Company's Board of Directors and there are no restrictions that limit the ability to pay dividends on the Common Stock of the Company. On July 21, 1995 the Company issued a 5% stock dividend or 261,885 shares to shareholders of record on June 30, 1995.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

          Revenues of the Company are a result of primarily two major sales divisions of the Company's business:
(1) Explosives and (2) Cyanide. Cyanide sales are not reportable under the Equity Method of accounting; however, in order to properly explain the operations of the Company, the following table is presented to show a comparison of Revenue of the Company for the years ended December 31, 1995 and December 31, 1994:

            MSI's Cyanco Income                            MSI Explosives
        Cyanco      Cyanco     Co's %   Included in   Revenue      Total
        Sales       Income              MSI Revenue                Revenue
1995    25,300,000  $6,212,000    50%    $3,106,000   $20,172,000  $23,278,000
1994    19,202,000  $3,842,000    50%    $1,921,000   $16,634,000  $18,555,000

Total revenues for the Company show a 25% increase between 1994 and 1995. This was primarily due to expanded sales in the Western U.S. and Canadian operations by over $3,000,000 and an increase of MSI's revenue attributable to its share of income from Cyanco of approximately $1,100,000. Licensing income remained relatively stable for 1995 compared to 1994.

          Net income of the Company increased by $1,133,000 or nearly 70% from 1994 to 1995. Most of this increase was due to increased net income from Cyanco. Operating contributions from explosives was approximately $2,000,000 during 1995, but costs for business develpment and technical research and development was approximately $851,000, an increase over 1994 expenditures of $400,000. Assuming political, economic and financial conditions remain stable world-wide explosive income should significantly increase during 1996 due to new contracts at Domenigoni and in anticipated international sales, and should increase in Cyanide due to increasing prices and demand reflecting the strenthening of gold prices. The Company does not expect any significant change in the availabiity of raw materials and is unaware of any known adverse raw material changes in supplies or pricing which may adversely affect the Company's operations in the near future.

Liquidity and Capital Resources

          The primary source for the Company's financial resources is from operations. The Company maintained a revolving credit facility with its bank in Salt Lake City, Utah in the amount of $1,400,000. At year end 1995, the revolving credit was unutilized. The Company also had a long-term note to its bank in the amount of $461,606 bearing an interest rate of 7.75% per annum. See the notes to the Company's financial statements for more details. In February of 1996 the Company negotiated and acquired new credit facilities with another bank which consists of a revolving annual line of credit for $1,500,000 bearing interest at the bank's prime rate and an equipment line of credit with a term of five years in the amount of $1,000,000 bearing interest at prime plus 1/2 of 1%. Net Cash provided from operations increased from $1,334,000 during 1994 to $1,699,000 in 1995. This increase was largely due to increased cash distributions from Cyanco. As Cyanco continues to expand its market, its increased volume should continue to provide more than $2,000,000 cash annually to the Company. However, during 1996 it is anticipated that cash distributions from Cyanco will be minimized due to the capital requirements for the back-up facilities to be constructed during 1996. Capital expenditures during 1995 decreased by approximately $600,000 over that spent in 1994. During 1995 non-capitalizable expenditures for business development, primarily in overseas projects, increased by approximately $400,000 over that spent during 1994.

          Due to the continued development of international joint ventures such as Ghana and Uzbekistan, the Company projects capital needs will increase in 1996 over those in 1995. The Company estimates that approximately $1,000,000 will be spent by MSI in start-up joint ventures and overseas. Additional capital requirements for start-up of the Domenigoni project in California will require approximately $500,000. In addition other research and development and business development costs should approximate $500,000 during 1996. Cash flow from operations likely will be adequate to cover these costs in addition to repaying long-term debt and lease commitments of approximately $300,000 in 1996. The Company's new revolving credit and equipment facility will be adequate to provide for working capital and capital spending fluctuations in the ongoing capital needs of current projects, but it is anticipated that the Company will acquire additional lines and letters of credit to provide for the financing of its major foreign operations.

          Because of the political and capitalization risks associated with third-world countries, there exists a substantial risk that money invested in those jurisdictions may erode due to the inflationary economies which exist. Also, the internal balance of payments and capital shortages existing in those countries may limit the ability to convert receivables into hard currency.
In addition, there exists substantial political risk that could negatively impact the ability to repatriate the Company's profits and investments; however, the recent past and current environments appear to be positive for foreign investors. Management intends to use transfer payments, loans and other credit facilities to minimize the risks inherent in doing business in less developed countries and to joint venture its enterprises with local governments or strong financial partners to ameliorate the effect of higher business risks while positioning for long-term benefit from world wide application of the Company's various technologies.

            In management's opinion, the capital resources of the Company are adequate to finance its business activity in the short term as well as the long term assuming the current political, financial and economic environment continues. In the long term, the results of operations and the liquidity of the Company's resources could be impacted by factors such as market acceptance of new and developing products, increased competitive pressures, instability of local and international policies, capital availability, taxation, inflation, and balance of payments. Consequently, the Company cannot determine the ultimate effect that current products and strategies will have on long-term net sales, earnings or stock price.

Item 7:   Financial Statements

          The Financial Statements of the Company called for by this Item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1.

Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Data

          None.


PART III

Item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

          The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 23, 1996 Annual Meeting of Stockholders entitled "Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act."

Item 10:            Executive Compensation

          The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 23, 1996 Annual Meeting of Stockholders entitled "Executive Compensation" and "Director Compensation."

Item 11:            Security Ownership of Certain Beneficial Owners and
                    Management

          The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 23, 1996 Annual Meeting of Stockholders entitled "Security Ownership of and Certain Beneficial Owners and Management."

Item 12:            Certain Relationships and Related Transactions

          The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 23, 1996 Annual Meeting of Stockholders entitled "Certain Relationships and Related Transactions."

Item 13:            Exhibits and Reports on Form 8-K

(a)       Exhibits


No.    Page No.     Description

1. Articles of Incorporation and Bylaws. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 1985.)

2. Amendment to Articles of Incorporation to reflect the one-for-five reverse stock split which became effective June 15, 1987. (Incorporated by reference from the Form 10-K Report filed by the Company for the fiscal year ended December 31, 1987).
3.                  Bylaws of the Corporation as amended March 1, 1988.
                    (Incorporated by reference from the Form 10-K Report filed by the Company for the fiscal year ended December 31, 1987).

4. Loan Agreement. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 1985.)

5. Amendment and Modification to Loan Agreement. (Incorporated by reference from the Form 10-K Report filed by the Company for the fiscal year ended December 13, 1987.)

6. 1988 Nonqualified Stock Option Plan. (Incorporated by reference from the Form 10-K Report filed by the Company for the fiscal year ended December 31, 1987.)

7.                  Description of Executive Medical Reimbursement Plan.
                    (Incorporated by reference from the Form 10-K Report filed by the Company for the fiscal year ended December 31,1987.)

8.                  Committed Revolving Credit Facility from Dresdner Bank, AG.
                    to Cyanco, dated July 8, 1993. (Incorporated by reference from the Form 10-Q Report filed by the Company on November 11, 1993.)

9. Letter on certifying accountant. (Incorporated by reference from the Form 8-K/A Report filed by the Company on December 7, 1993.)

10.                 List of Subsidiaries

11.                 Constituency Agreement and Charter for MSI-Turon Ltd.



SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MINING SERVICES INTERNATIONAL CORPORATION



/s/ John T. Day
John T. Day, President

Date: March 26, 1996


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



Signatures                    Capacity in Which Signed                Date


/s/ Edward Neff Bagley        Chairman of the                March 26, 1996
Edward Neff Bagley            Board of Directors


/s/ Lex L. Udy               Vice Chairman and               March 26, 1996
Lex L. Udy                   Secretary and Director

/s/ John T. Day              President and Chief             March 26, 1996
John T. Day                  Chief Executive Officer
                             and Director (Principal
                             Executive Officer)

/s/ Edward Dallin Bagley     Director                        March 26, 1996
Edward Dallin Bagley


/s/ Nathan L. Wade           Director                        March 26, 1996
Nathan L. Wade

/s/ Duane W. Moss            Chief Financial Officer         March 26, 1996
Duane W. Moss                and legal counsel



MINING SERVICES
INTERNATIONAL CORPORATION

Index to Consolidated Financial Statements



                                                       Page

Report of Tanner & Co.                                  F-2
Consolidated Balance Sheet                              F-3
Consolidated Statement of Operations                    F-4
Consolidated Statement of Shareholder's Equity          F-5
Consolidated Statement of Cash Flows                    F-6
Notes to Consolidated Financial Statements              F-7