Form 10QSB
period 1996-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 1996-05-15
CIK 356342

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB
(Mark  One)
         [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                      SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 1996.

         [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                                  EXCHANGE ACT
         For the transition period from _______________ to ________________.


                     Commission file number 0-10634
                      _____________________________

                 Mining Services International Corporation
      (Exact Name of Small Business issuer as specified in its charter)

                 Utah                                87-0351702
      State or other jurisdiction of              (I.R.S. Employer
      incorporation or organization)             Identification No.)

                   5284 South Commerce Drive, Suite C-244
                      Salt Lake City, Utah 84107-7930
                  (Address of principal executive offices)

                 Issuers telephone number:  (801) 261-5666
                          _________________________


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
      Yes  [X]        No  [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable
date:    May 10, 1996 - 5,554,045

     Transitional Small Business Disclosure Format (check one): Yes[ ] No [X]

       _________________________________________________________________
                              _________________

                                     INDEX


PART I.   FINANCIAL INFORMATION

                                                                  Page Number
Item 1         Financial Statements

          Consolidated Balance Sheet as of March 31, 1996
          and December 31, 1995  . . . . . . . . . . . . . . . . . . . . .  1

          Consolidated Statement of Operations for the 3 months ended
          March 31, 1996 and March 31, 1995  . . . . . . . . . . . . . . .  2

          Consolidated Statement of Cash Flows for the 3 months ended
          March 31, 1996 and March 31, 1995  . . . . . . . . . . . . . . .  3

          Notes to Financial Statements  . . . . . . . . . . . . . . . . .  4

Item 2    Management's Discussion and Analysis of
          Financial Condition and Results of Operations . . . . . . . . . . 5


PART II.  OTHER INFORMATION


          No information reported

PART I.  FINANCIAL INFORMATION
   Item I.   Financial Statements

                   MINING SERVICES INTERNATIONAL CORPORATION
                          Consolidated Balance Sheet

                                              March 31,      December
                                                1996         31, 1995
           ASSETS                            (unaudited)    (audited)

Current assets:
     Cash                                    $  950,000    $   809 000
     Accounts receivable, net                 2,919,000      2,711,000
     Inventories                                831,000        857,000
     Prepaid expenses                            79,000        118,000

               Total current assets           4,779,000      4,495,000

Property, plant and equipment, net            2,929,000      2,532,000
Investment in joint venture (see Note 2)      8,011,000      7,171,000
Other assets                                    320,000        362,000

                                            $16,039,000     14,560,000

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
     Accounts and notes payable and
     accrued expenses                         2,003,000      1,717,000
     Current portion of capital lease and
     long term debt                             427,000        176,000

         Total current liabilities            2,430,000      1,893,000

     Long-term debt                             656,000        337,000
     Deferred income taxes                      975,000        975,000
     Deferred gain on sale and leaseback              0         84,000

               Total liabilities              4,061,000      3,289,000

Shareholders' equity:
     Common stock, $.001 par value;
     500,000,000 shares authorized;
     5,554,045 shares issued                      6,000          6,000
     Capital in excess of par value           5,924,000      5,888,000
     Notes receivable from stock sales         (509,000)      (509,000)
     Retained earnings                        6,557,000      5,886,000



               Total Shareholders' equity    11,978,000     11,271,000

                                            $16,039,000     14,560,000

See accompanying notes to financial statements

                   MINING SERVICES INTERNATIONAL CORPORATION
                      Consolidated Statement of Operations
                                (Unaudited)

                                              3 months       3 months
                                                ended         ended
                                               3/31/96       3/31/95
Revenues:
     Net sales                                4,628,000      4,983,000
     Royalties                                  418,000        277,000
     Equity in earnings of joint venture        840,000        405,000

                                              5,886,000      5,665,000

Cost and expenses:
     Cost of sales                            4,379,000      4,442,000
     Selling, general and administrative        346,000        305,000
     Research and development                    74,000         85,000
     Depreciation and amortization              131,000        177,000

                                              4,930,000      5,009,000

Income from operations                          956,000        656,000

Other income (expense):
     Interest expense                           (19,000)       (24,000)
     Other income (expense)                      47,000        (10,000)

Income before provision for income taxes        984,000        622,000

Provision for income taxes
     Current                                    296,000         60,000
     Deferred                                         0        120,000

                                             $  296,000     $  180,000

Net income                                   $  688,000     $  442,000

Earnings per common and common equivalent    $      .12     $      .08
     share

Weighted average number of common and common
     equivalent shares                        5,654,045      5,312,970



See accompanying notes to financial statements

                   MINING SERVICES INTERNATIONAL CORPORATION
                      Consolidated Statement of Cash Flows
                                (Unaudited)


                                                    3 months       3 months
                                                      ended          ended
                                                     3/31/96        3/31/95
Cash flows from operating activities:
   Net income                                      $  688,000     $  442,000

   Adjustments to reconcile net income
     to net cash provided by operating
     activities:

       Depreciation and amortization                  131,000        177,000
       Undistributed earnings in joint
         venture                                     (840,000)      (405,000)
       Change in assets and liabilities:
         Decrease (increase) in accounts receivable  (208,000)      (394,000)
         Decrease (increase) in inventories            26,000        (28,000)
         Decrease (increase) in prepaid expenses       39,000         79,000
         Increase (decrease) in accounts payable
           and accrued expenses                       286,000        386,000
         Increase in deferred income taxes                -0-        120,000
         Decrease in deferred gain on sale/leaseback  (84,000)       (13,000)
         Decrease in other assets                      42,000         61,000
            Net cash provided by operating activities  80,000        425,000

Cash flows from investing activities:
   Proceeds from the sale of plant and equipment       37,000         13,000
   Purchase of plant and equipment                   (565,000)      (310,000)
            Net cash used in investing activities    (528,000)      (297,000)

Cash flows from financing activities:
   Proceeds from notes payable to bank                634,000        200,000
   Proceeds from exercise of stock options             19,000         19,000
   Payments on long-term debt and capital             (64,000)       (43,000)
            Net cash provided by financing
            activities                                589,000        176,000

Net increase in cash                                  141,000        304,000

Cash, beginning of year                               809,000        109,000

Cash, end of first quarter                         $  950,000     $  413,000


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

(2)  Significant Equity Investment

     As of March 31, 1996, MSI's investment in Cyanco represented 50% of total consolidated Assets and approximately 87% of Income from operations. The financial statements reflect the investment in Cyanco under the equity method of accounting and include MSI's share of Cyanco's net income in revenues. Summarized financial information for Cyanco is as follows:

                              For the periods ending
                         March 31, 1996           March 31, 1995
     Sales                 $ 5,746,000               $4,196,000
     Gross profit            1,664,000                  796,000
     Net Income              1,680,000                  811,000

Cyanco reports "gross profit" as net income from operations.
"Net income" exceeds "gross profit" due primarily to interest income received on cash invested in short-term investments.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net income for the first quarter of 1996 increased by 55% over that of the same period in 1995. Earnings for the first quarter were $668,000 or $.12 per share for 1996 compared to
$442,000 or $.08 per share for the same period in 1995.   Net
income before taxes attributable to the explosives business decreased from approximately $217,800 during the first quarter of 1995 to $117,000 for the same quarter in 1996. The Company's net income before taxes attributable to Cyanco increased by 107% from $405,000 during the first quarter of 1995 to $840,000 for the same quarter in 1996. The effective tax rate for the current first quarter tax provision is approximately 30% including state and federal income taxes. Advantageous tax benefits from prior year carryforwards utilized during 1995 will not be available to decrease the effective tax rate for 1996, therefore the effective tax rate for the current tax provision has increased.

     Revenues increased slightly for the first quarter of 1996 compared to revenues for the first quarter of 1995. The decrease of $410,000 in explosives sales in the United States and Canada resulted from the lack of HEF sales in the Eastern U.S. and lower than expected HEF sales at a main customer in the West. Royalties from foreign licensees increased from $277,000 in the first quarter of 1995 to $418,000 for the same quarter in 1996. To accurately demonstrate the effect of Cyanco's income on revenues the following table is prepared:

                                                  MSI's Cyanco Income       MSI Explosive
Period    Cyanco Sales   Cyanco Income   Co's %   Included in MSI Revenue   Revenue       Total Revenue
1996
1sr Qtr   $5,746,000     $1,680,000        50%       $840,000               $5,046,000     $5,886,000

1995
1st Qtr   $4,196,000     $811,000          50%       $405,000               $5,260,000     $5,615,000

     Operating Income as a percentage of sales for the first quarter of 1996 was approximately 16% compared to 11% for the same quarter in 1995, an increase of 5%.

     The Company continues to concentrate on niche marketing and increasing profitable sales in the U.S. and Canada. The Company has continued its efforts to increase operating margins by decreasing costs and increasing efficiencies at its manufacturing
plants.   During 1996 the Company will continue investing in
increased capacity at its Cyanco plant and continue its development of explosive projects in other parts of the world.
It is expected that operations should begin during the later half of 1996 in several markets for bulk and packaged explosives and increased capacity in liquid sodium cyanide should be on-line the first quarter of 1997.

Liquidity and Capital Resources

     It is anticipated that the Company's capital requirements for capital expansion as well as increased working capital will be funded from operations. However, it is likely that timing of the capital expenditures may require utilizing the Company's revolving line of credit with the Company's bank on a temporary basis. During the first Quarter of 1996, the Company negotiated a new working capital revolving line of credit with a large national bank increasing the Company's revolving short-term credit to $1,500,000 a the bank's prime rate. The Company also arranged a revolving equipment line of credit for $1,000,000 with a term of 60 months at the bank's prime rate plus 1/2 of 1
percent.   Year to date, the Company used its revolving line of
credit to approximately $300,000 in order to provide added
working capital for the first quarter.   Equipment leases and the
term note were liquidated and approximately $700,000 of the equipment line has been utilized in the refinancing which was accomplished to lower the overall borrowing costs of the Company.

Currently, the workine capital revolving line of credit is virtually unutilized having been substantially paid down in April
1996. The working capital line of credit matures on April 30, 1997.

     Cash flows from operations was $80,000 in the first quarter of 1996. A cash distribution from Cyanco of $1,000,000 was made in early May, 1996. Cash provided during the same period for 1995 was $425,000. It is likely that cash distributions from Cyanco will not be made except to fund estimated tax payments on income for the remainder of 1996 due to the commitment of those funds to construct the backup production facilities for expansion of the Cyanco operations.

     Total Assets increased during the first quarter of 1996 by approximately $1,479,000 while total liabilities increased $772,000, thus improving the overall stability of the Company's
balance sheet by approximately $707,000 or $.12 per share.   The
current ratio, defined as the relationship of current assets divided by current liabilities decreased from 2.37 at the end of the year 1995 to approximately 1.96 at the quarter ending March 31, 1996 which continues to demonstrate a short-term liquidity for the Company. The decrease in the current ratio was primarily due to capitalizing certain operating leases in the amount of approximately $300,000 to take advantage of the revolving nature of the equipment line of credit and the lower interest rate. Total stockholders' equity increased during the quarter from $11,271,000 to $11,978,000.

     For the remainder of 1996, the Company will continue its commitments to the explosives business in the U.S. and Canada while continuing its expansion efforts in expanding in Ghana and Uzbekistan as well as other niche markets. The Company is actively marketing its EMGEL products in several international markets where the products' potential is receiving high interest.

     In management's opinion the Company has sufficient capital resources for current operations and planned capital expenditures.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   MINING SERVICES INTERNATIONAL CORPORATION
                                                (Registrant)





    May 14, 1996                        /s/  Lex L. Udy
    ------------                      -----------------------------
       (Date)                                Lex L. Udy
                                       Vice Chairman and Secretary


                                        /s/  Duane W. Moss
                                      -----------------------------
                                             Duane W. Moss
                                        Chief Financial Officer