Form 10KSB/A
period 1995-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 1996-07-11
CIK 356342

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


          Check whether the Issuer (1) filed all reports required
to be filed by Section 13 or 15(d) of the Exchange Act during the past
12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements
for the past 90 days.    Yes  [ x ]     No  [  ]
          Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10-KSB or any amendment to this Form 10-KSB.  [ x ]
          Issuer's net revenues for its most recent fiscal year were
$23,278,000.
          The aggregate market value of the voting stock of the registrant held by non-affiliates was $24,570,000 (computed using the average bid and asked prices reported by NASDAQ on March 26, 1996 and 2,808,000 shares estimated to be held by non-affiliates). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons are hereby deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
          The number of shares outstanding of the registrants par
value $0.001 Common Stock as of March 26, 1996, was 5,531,045.
Transitional Small Business Disclosure Format (check one):  Yes    No  [ x ]
          Portions of the Registrant's Information Statement for the Annual Meeting of Stockholders scheduled to be held on May 23, 1996, which Information Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1995, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.
<COVER PAGE>


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

                              1991     1992      1993      1994      1995
                              ----     ----      ----      ----      ----
Sodium Cyanide Revenue
in millions of dollars:       $4.5     $10.0     $15.2     $19.2     $25.3

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

          MSI Explosives Business: The US domestic market for explosives, while losing ground in the East as more coal production moves to the lower sulfur deposits in the West, is improving for the Company. MSI was successful in adding a major construction site contract for the Domenigoni Valley dam project in California. The project is for approximately 2.5 years and will contribute approximately $10,000,000 in revenue over the contract term. During 1995, the Company continued to allocate significant resources to secure partnering arrangements for its mining explosives business worldwide, to continue expanding production of its EMGELa packaged explosives and to secure major customers in Nevada, California and Canada. Instead of solely relying on licensing MSI's technology to its foreign customer base, the Company, beginning in 1993 has focused on a longer-term partnering philosophy in order to secure equity positions in carefully selected foreign
markets.   In preparation for this expansion, the Company has begun
production of its EMGELa packaged explosive product line and in February
1996 made a test shipment to a Mediteranean company for use in its local mining and construction business. With the ability to provide both Bulk and Packaged explosive products, MSI is poised not only for better U.S.
niche market penetration, but also worldwide expansion in relatively new, but concentrated mining markets. During late 1994 MSI formed a subsidiary corporation called West Coast Explosives Ltd., authorized to provide bulk and packaged explosive products to the expanding Ghana gold mining district
<page 1>

located near the west coast of Africa. During 1995 MSI entered into a letter agreement with Bulk Mining Services International ("BME") to form a joint venture in Ghana and extend the License Agreement in South Africa for an additional five years. BME will be the managing partner in Ghana with a 62.5% interest and MSI will have a 37.5% interest.

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

          Explosives: In the Explosives business the Company's products are used in the blasting operations for surface mines in base and precious metals, coal and industrial minerals. The explosive products are divided into four major categories: (1) HEF(R), a proprietary oil-in-water emulsified oxidizer which enhances the quality and control of the explosion or blast at the mine in order to produce more consistent breakage of ore,
(2) sale of bulk ammonium nitrate prill used with HEF(R) and in ANFO, a common explosive blasting agent used in surface boreholes which is made from the ammonium nitrate prill mixed with number 2 diesel fuel,
(3) third-party explosives and accessories, such as boosters, detonating cords, etc. in order to fully support the blasting efforts at customers' mines, and recently (4) Packaged explosives (EMGEL(R)) which are currently being manufactured at the Company's West Virginia Plant. In September 1993, the Company was granted a patent on the compositions and methods used to formulate this unique explosive and has recently introduced EMGEL(R) which is a water-in-oil type emulsion explosive produced by emulsifying a water solution of oxidizer salts into a blend of oils. The emulsion is then packaged into small polyethylene carriages or "chubs" using a special form and fill machine designed by the Company. A variety of cartridge diameters and lengths can be produced. As the emulsion is being loaded into the cartridges a trace quantity of a cross-linking chemical is added to the composition which reacts with one of the oils and polymerizes or crosslinks the entire mass into a soft rubber-like material. The uniquely crosslinked emulsion is very stable and the package or cartridge can be punctured or split without product spills. This significantly improves the handling characteristics of the explosive and provides additional safety in transportation, storage and use.

          With the addition of packaged explosives, the Company is prepared to market into worldwide niche markets. With both HEF(R) and EMGEL(R), the Company is able to joint venture the technology and manufacturing plants on a relatively small scale and penetrate markets where freight or availability of quality products have been unavailable due to cost or inadequate infrastructure.
<PAGE 2>

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

          The Company has had the policy of marketing its HEF(R) technology by licensing the technology directly to mines or through existing explosive manufacturers or supply companies in foreign markets. Currently, the Company has licenses in South Africa, Australia, Namibia, India, Chile and Thailand. The Company plans to continue its licensing activities in certain jurisdictions, but as stated earlier, the Company has undertaken a major shift of policy toward creating long-term equity positions through strategic alliances with existing suppliers and government entities in developing countries. Because there are inherent economic and political risks in these developing economies, business risks are higher than in more advanced economies. The Company's strategy is to join with local suppliers or government entities where there is a substantial probability that the alliance will survive political and economic changes from time to time. The intent is to provide terhnology and other unique services which will build a partnering relationship between the Company and the foreign market such that its need will be readily apparent and vital to the viability of the particular market niche.

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

          Patents, Trademarks and Licenses: The Company is the holder of six U.S. patents, four of which relate to the composition and control of its HEF(R) and EMGEL(R) emulsion products and two of which relate to methods of delivery of explosives product at the mine site. These patents, which are not deemed material to the Company's ability to compete in the explosives business, expire at various dates beginning in 1999 and ending in 2013. The Company
<PAGE 3>

has obtained similar patents in several foreign countries and has licensed the manufacture of HEF(R) and EMGEL(R) to six companies in Africa, Australia, Chile, India, South Africa and Thailand.

          The composition of E-21, the Company's proprietary ingredient upon which its HEFa emulsion product is based, is deemed an important trade secret by the Company. The Company has also trademarked HEF(R) as a component of its bulk blasting agent and EMGEL(R) as its crosslinked packaged emulsion explosive. The trademark is registered in the United States, Canada and South Africa .

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

          The Cyanco Plant represents one of two sources of delivered liquid sodium cyanide in the western United States. The market for sodium cyanide briquette or dry form in the United States is dominated by E.I.
DuPont Nemours ("DuPont"). Degussa with Cyanco product competes with DuPont and another company which markets delivered liquid sodium cyanide. The Company believes that the important competitive factors in the liquid sodium cyanide market are location, service and quality, and that Cyanco's geographical location in Nevada and its ability to deliver to customers in liquid form represent important competitive advantages.
<PAGE 4>

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

          The Company manufactures HEF(R) and EMGEL(R) for sale to its mine customers at facilities located on mine sites or adjacent to mine sites, typically under leases tied to supply agreements.

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

Item 3:             Legal Proceedings

          In December 1992 the Company was named as a defendant in an action filed in the Federal Court of Canada, Trial Division, by Hanex Products, Inc., Explosives Limited and Bulk Explosives Limited, as plaintiffs. The plaintiffs
<PAGE 5>

allege that they are the owner, licensee and sublicensee, respectively, of a patent covering a blasting or explosive composition and that the Company is manufacturing, selling and supplying explosive compositions (various HEF(R) blends) in Canada which infringe claims of the patent owned or utilized by defendants. Plaintiffs are seeking a declaration of the patent's validity, an injunction restraining the Company from making or selling its explosive composition, damages or an accounting of the Company's profits, whichever is greater, and for costs. In February 1993 the Company filed a Defense to plaintiff's Statement of Claim denying the validity or enforceability of the patent and any infringement thereof, asserting that plaintiffs lack standing to bring the action and requesting that the action be dismissed. There was no substantive activity on the suit in 1995.
          On January 18, 1993 the Company filed in Court of Queens Bench of Alberta, Canada an action against Rayco Steel, Ltd. and Nebojsa Vasic for negligence and breach of contract. The claim by the Company is in connection with the collapse of a Company owned silo located at the Company's operations at Suncor near Fort McMurray, Alberta, Canada. The Company seeks damages in an amount exceeding $400,000 (U.S.). The defendants have responded and denied liability. Discovery is being pursued currently in preparation of trial. There has been no trial date set.

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

                                     Bid Prices
                                     ----------
                              High               Low
                              ----               ---

1995      First Quarter       $3.69              $2.75
          Second Quarter       4.50               3.25
          Third Quarter        5.50               3.75
          Fourth Quarter       6.34               4.25

1994      First Quarter       $3.00              $2.13
          Second Quarter       2.88               2.50
          Third Quarter        3.25               2.13
          Fourth Quarter       3.13               2.38

(b) Approximate number of equity security holders. The approximate number of record holders of the Company's Common Stock as of March 26, 1996 was 605, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends. The Company paid cash dividends on its common stock in the amount of $82,810 for stockholders of record on November 30, 1995.
The dividend of $0.15 per share was paid on December 29, 1995. A cash dividend of $51,087 or $.01 per share was paid in 1994. Payment of dividends is within the discretion of the Company's Board of Directors and there are no restrictions that limit the ability to pay dividends on the Common Stock of the Company. On July 21, 1995 the Company issued a 5% stock dividend or 261,885 shares to shareholders of record on June 30, 1995.
<PAGE 6>

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

         MSI's Cyanco Income                 MSI Explosives
         -------------------                 --------------
          Cyanco     Cyanco     Co's %    Included in    Revenue      Total
          Sales      Income               MSI Revenue                Revenue
        ---------  ----------   -------    -----------   --------    --------
1995   25,300,000  $6,212,000    50%       $3,106,000   $20,172,000  23,278,000
1994   19,202,000  $3,842,000    50%       $1,921,000   $16,634,000  18,555,000

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

          Due to the continued development of international joint ventures such as Ghana and Uzbekistan, the Company projects capital needs will increase in 1996 over those in 1995. The Company estimates that approximately $1,000,000 will be spent by MSI in start-up joint ventures and overseas. Additional capital requirements for start-up of the Domenigoni project in California will require approximately $500,000. In addition other research and development and business development costs should approximate $500,000 during 1996. Cash flow from operations likely will be adequate to cover these costs in addition to repaying long-term debt and lease commitments of approximately $300,000 in 1996. The Company's new revolving credit and equipment facility will be adequate to provide for working capital and capital spending fluctuations in the ongoing capital needs of current projects, but it is anticipated that the Company will acquire additional lines and letters of credit to provide for the financing of its major foreign operations.
<page 7>

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

Item 12:            Certain Relationships and Related Transactions

          The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 23, 1996 Annual Meeting of Stockholders entitled "Certain Relationships and Related Transactions."
<page 8>



Item 13:            Exhibits and Reports on Form 8-K

(a)       Exhibits


No.              Page No.                             Description
- -------------------------------------------------------------------------------
1. Articles of Incorporation and Bylaws. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 1985.)

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

8. Committed Revolving Credit Facility from Dresdner Bank, AG.to Cyanco, dated July 8, 1993.
                          (Incorporated by reference from the Form 10-Q Report filed by the Company on November 11, 1993.)

9. Letter on certifying accountant. (Incorporated by reference from the Form 8-K/A Report filed by the Company on December 7, 1993.)

10.                       List of Subsidiaries

11.                       Constituency Agreement and Charter for MSI-Turon Ltd.
<page 9>


                                      SIGNATURES

          In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


MINING SERVICES INTERNATIONAL CORPORATION



/s/ John T. Day
- ------------------------------
John T. Day, President

Date: March 26, 1996
- -----------------------

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


/s/ Lex L. Udy                 Vice Chairman and                 March 26, 1996
Lex L. Udy                     Secretary and Director

/s/ John T. Day                President and Chief               March 26, 1996
John T. Day                    Chief Executive Officer
                               and Director (Principal
                               Executive Officer)

/s/ Edward Dallin Bagley       Director                          March 26, 1996
Edward Dallin Bagley


/s/ Nathan L. Wade             Director                          March 26, 1996
Nathan L. Wade

/s/ Duane W. Moss            Chief Financial Officer             March 26, 1996
Duane W. Moss                and legal counsel
<page 10>



                                        MINING SERVICES
                                  INTERNATIONAL CORPORATION

                           Index to Consolidated Financial Statements



                                                                        Page
                                                                        ----
Report of Tanner & Co.                                                   F-2

Consolidated Balance Sheet                                               F-3

Consolidated Statement of Operations                                     F-4

Consolidated Statement of Shareholder's Equity                           F-5

Consolidated Statement of Cash Flows                                     F-6

Notes to Consolidated Financial Statements                               F-7
<page 11>



                                    F-1





                       INDEPENDENT AUDITORS' REPORT





To the Board of Directors and Stockholders of Mining Services International Corporation




    We have audited the consolidated balance sheet of Mining Services International Corporation as of December 31, 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1995 and 1994. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

    We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mining Services International Corporation as of December 31, 1995, and the results of their operations and their cash flows for the years ended December 31, 1995 and 1994 in conformity with generally accepted accounting principles.





March 13, 1996


                                    F-2
                 MINING SERVICES INTERNATIONAL CORPORATION

                        Consolidated Balance Sheet

                             December 31, 1995


              ASSETS
              ------

Current assets:
    Cash                                                     $    809,000
    Receivables, net                                            2,711,000
    Inventories                                                   857,000
    Prepaid expenses                                              118,000
                                                                  -------
           Total current assets                                 4,495,000

Property, plant and equipment, net                              2,532,000
Investment in joint venture                                     7,171,000
Other assets                                                      362,000
                                                                ---------
                                                              $14,560,000
                                                               ==========

              LIABILITIES AND SHAREHOLDERS' EQUITY
              ------------------------------------

Current liabilities:
    Accounts payable and accrued expenses                    $  1,717,000
    Current portion of long-term debt                             176,000
                                                                ---------
           Total current liabilities                            1,893,000

Long-term debt                                                    337,000
Deferred income taxes                                             975,000
Deferred gain on sale and leaseback                                84,000
                                                                 --------
           Total liabilities                                    3,289,000
                                                                ---------
Commitments and contingencies                                           -

Shareholders' equity:
    Common stock, $.001 par value, 500,000,000
      shares authorized; 5,525,545 shares issued                    6,000
    Capital in excess of par value                              5,888,000
    Notes receivable from stock sales                            (509,000)
    Retained earnings                                           5,886,000
                                                                ---------
           Total shareholders' equity                          11,271,000
                                                               ----------
                                                              $14,560,000
                                                               ==========



See accompanying notes to consolidated financial statements.



                                       F-3
                    MINING SERVICES INTERNATIONAL CORPORATION

                         Consolidated Statement of Income





                                                               Years Ended
                                                               December 31,
                                                              --------------
                                                             1995        1994

Revenues:
    Net sales                                          $18,893,000  15,459,000
    Royalties                                            1,279,000   1,175,000
    Equity in earnings of joint venture                  3,106,000   1,921,000
                                                        ----------  ----------
                                                        23,278,000  18,555,000
Costs and expenses:
    Cost of sales                                       18,290,000  15,174,000
    Selling, general and administrative                  1,104,000     837,000
    Research and development                               478,000     275,000
                                                        ----------   ---------
                                                        19,872,000  16,286,000
                                                        ----------  ----------
Income from operations                                   3,406,000   2,269,000

Other income (expense):
    Interest expense                                       (74,000)    (94,000)
    Other expense                                          (63,000)     77,000
                                                        -----------   ---------
Income before provision for income taxes                 3,269,000   2,252,000

Provision for income taxes:
    Current                                               (390,000)    (80,000)
    Deferred                                              (116,000)   (542,000)
                                                         ----------   ---------
         Net income                                    $ 2,763,000   1,630,000
                                                        ==========  ==========

Earnings per common and common equivalent share               $.49         .31
                                                               ===         ===
Weighted average number of common and common
  equivalent shares                                      5,642,436   5,312,970
                                                         =========   =========


See accompanying notes to consolidated financial statements.



                                       F-4
                    MINING SERVICES INTERNATIONAL CORPORATION

                  Consolidated Statement of Shareholders' Equity

                      Years Ended December 31, 1995 and 1994

                             Capital     Notes
                               in      Receivable
                             Excess      From
           Common Stock      of Par      Stock     Retained Treasury   Stock
           Shares  Amount    Value       Sales     Earnings  Shares    Amount
           ------ -------   --------   ---------   --------  ------    ------


Balance
at
January
1, 1994 4,739,978  $5,000  4,206,000          -   2,706,000 (72,000)  (90,000)

Shares
issued
under
stock
option
plan     440,750   1,000     491,000   (469,000)          -       -          -

Dividends
paid           -       -           -         -      (51,000)      -          -

Net income     -       -           -         -    1,630,000       -          -

Balance at
December
31,
1994   5,180,728   6,000   4,697,000   (469,000)  4,285,000 (72,000)   (90,000)

Shares
issued
under
stock
option
plan     166,390       -     247,000     (46,000)         -       -          -

Payments
made on notes
receivable
from stock
sales          -       -           -       6,000          -       -          -

Stock
dividends
paid     261,885       -   1,080,000           - (1,080,000)      -          -

Treasury
stock
retired  (72,000)      -     (90,000)          -          -  72,000     90,000

Shares
retired in
payment
of interest
on notes
receivable(6,332)      -     (26,000)          -          -       -          -

Shares
retired to
exercise
stock
options   (5,226)      -     (20,000)          -          -       -          -

Shares
surrendered  100       -           -           -          -       -          -

Cash
dividends
paid           -       -           -           -    (82,000)      -          -

Net income     -       -           -           -  2,763,000       -          -

Balance at
December 31,
1995   5,525,545  $6,000   5,888,000    (509,000) 5,886,000       -          -

See accompanying notes to consolidated financial statements.



                                       F-5
                    MINING SERVICES INTERNATIONAL CORPORATION

                       Consolidated Statement of Cash Flows

                                                               Years Ended
                                                               December 31,
                                                             ---------------
                                                             1995       1994

Cash flows from operating activities:
    Net income                                           $2,763,000  1,630,000
    Adjustments to reconcile net income to net cash
      provided by operating activities:
       Depreciation and amortization                        495,000    626,000
       Provision for losses on accounts receivable          (18,000)   (19,000)
       Stock compensation expense                                 -     11,000
       Loss on disposal of equipment                          9,000    (43,000)
       Gain on sale and leaseback                                 -   (140,000)
       Interest income on common stock notes receivable     (26,000)         -
       Undistributed earnings of joint venture             (877,000)  (721,000)
       Deferred income taxes                                116,000    542,000
       Changes in assets and liabilities:
         (Increase) decrease in receivables                (512,000)    49,000
         Increase in inventories                           (329,000)   (93,000)
         Decrease (increase) in prepaid expenses            109,000   (131,000)
         Increase (decrease) in accounts payable and
             accrued expenses                               257,000   (538,000)
         (Decrease) increase in deferred
             gain on sale and leaseback                     (51,000)   135,000
         (Increase) decrease in other assets               (267,000)    26,000
                                                           ---------   --------
            Net cash provided by operating activities      1,669,000 1,334,000
                                                           --------- ---------

Cash flows from investing activities:
    Proceeds from the sale of plant and equipment             5,000    606,000
    Purchase of plant and equipment                        (840,000 (1,438,000)
                                                           --------- ---------
            Net cash used in investing activities          (835,000)  (832,000)
                                                           --------- ---------
Cash flows from financing activities:
    Issuance of common stock                                181,000     12,000
    Payments received on notes receivable from stock sales    6,000          -
    Payments on long-term debt                             (239,000)  (399,000)
    Cash dividends paid                                     (82,000)   (51,000)
                                                           ---------  ---------
            Net cash used in financing activities          (134,000)  (438,000)
                                                           ---------  ---------

Net increase in cash                                        700,000     64,000

Cash, beginning of year                                     109,000     45,000
                                                            -------    -------
Cash, end of year                                        $  809,000    109,000
                                                            =======    =======



See accompanying notes to consolidated financial statements.




                                       F-6

                 MINING SERVICES INTERNATIONAL CORPORATION

                Notes to Consolidated Financial Statements

                        December 31, 1995 and 1994





(1) Summary of Business and Significant Accounting Policies

         Mining Services International Corporation (the Company) and its wholly owned subsidiaries, MSI - Fabrication, Mine Chemical Services, Inc.
(MCS), Mining Services West Virginia, Inc., and Nevada Chemicals, Inc., (Nevada Chemicals), are primarily engaged in the development, manufacture and sale of bulk explosives and related support and delivery equipment. In addition, Nevada Chemicals has a fifty percent interest in Cyanco Company (Cyanco), a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. The financial statements reflect the investment in Cyanco under the equity method of accounting. Summarized financial information for Cyanco is included in note 12.

         During 1995 the Company entered into an Agreement with Production Association "Ammofos" of Almalyk, the Republic of Uzbekistan (PAA). The Agreement creates a joint venture with the Company and PAA which is a chemical company providing fertilizers to the agricultural industry operating under the control of the Ministry of Chemistry in the Republic of Uzbekistan. The joint venture will operate under a limited liability enterprise organized under a charter similar in effect to the Articles of Incorporation in U.S. jurisdictions. The enterprise is called Turon-MSI Ltd., in which the Company holds a 51% interest and PAA holds a 49% interest. MSI has committed to supply plant and equipment along with its technological know-how in return for its controlling interest in the joint venture. As of December 31, 1995, there had been no operations and the Company had expended approximately $220,000 related to plant and equipment located in Uzbekistan.

    Principles of consolidation

         The consolidated financial statements include the accounts of the Company, and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

    Cash Equivalents

         For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

    Inventories

         Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.






                                    F-7
                 MINING SERVICES INTERNATIONAL CORPORATION

          Notes to Consolidated Financial Statements - Continued




(1) Summary of Business and Significant Accounting Policies - Continued

    Property, Plant and Equipment
         Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property, plant and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease which range from three to seven years. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property, plant and equipment are reflected in operations.

    Other Assets

         Certain items included in other assets are amortized over five years using the straight-line method. Amortization expense totaled $15,000 and $17,000 in 1995 and 1994, respectively.

    Revenue Recognition

         Revenue is recognized upon shipment of product or performance of services.

    Income Taxes

         Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation.

    Earnings Per Common and Common Equivalent Share

         Earnings per common and common equivalent share is computed using the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares consist of the Company's common stock issuable upon exercise of stock options, determined using the treasury stock method. Fully diluted earnings per share is the same or not materially different than primary earnings per share, and accordingly, is not presented.

    Concentration of Credit Risk

         Financial instruments which potentially subject the Company to concentration of credit risk consist primarily of trade receivables. In the normal course of business, the Company provides credit terms to its customers. Accordingly, the Company performs ongoing credit evaluations of its customers and maintains allowances for possible losses which, when realized, have been within the range of management's expectations.

         The Company's customer base consists primarily of mining companies. Although the Company is directly affected by the well-being of the mining industry, management does not believe significant credit risk exists at December 31, 1995.

                 MINING SERVICES INTERNATIONAL CORPORATION

(1) Summary of Business and Significant Accounting Policies - Continued

    Concentration of Credit Risk - Continued
         The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

    Use of Estimates in the Preparation of Financial Statements
         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.


(2) Detail of Certain Balance Sheet Accounts

         Receivables:
           Trade receivables                                    $2,383,000
           Less allowance for doubtful accounts                    (10,000)
           Income tax refund receivable                            338,000
                                                                 ---------
                                                                $2,711,000
                                                                 =========
         Inventories:
           Raw materials                                       $   391,000
           Finished goods                                          466,000
                                                                 ---------
                                                               $   857,000
                                                                 =========
         Accounts payable and accrued expenses:
           Trade payables                                       $1,575,000
           Accrued expenses                                        142,000
                                                                 ---------
                                                                $1,717,000
                                                                 =========

                 MINING SERVICES INTERNATIONAL CORPORATION

(3) Property, Plant and Equipment

         Property, plant and equipment consists of the following:

    Support equipment and fixtures                              $ 4,589,000
    Plant equipment and fixtures                                  2,690,000
    Office equipment and fixtures                                   478,000
    Vehicles                                                        720,000
    Land                                                            107,000
                                                                 ----------
                                                                  8,584,000

    Less accumulated depreciation
      and amortization                                           (6,052,000)
                                                                 ----------
                                                                $ 2,532,000
                                                                 ==========

(4) Bank Line-of-Credit

         The Company has a bank line-of-credit agreement which allows the Company to borrow a maximum amount of $1,400,000 at an interest rate equal to the bank's prime rate plus 1.25 percent. The line-of-credit matures on May 11, 1996, is secured by receivables, inventory and intangibles and had no outstanding balance at December 31, 1995. The maximum balance outstanding under the agreement during 1995 was $425,000.


(5) Long-Term Debt

         Long-term debt at December 31, 1995, is comprised of the following:

    Note payable to a bank in monthly installments
    of $15,118, including interest at 7.75%,
    secured by equipment, accounts receivable,
    inventory and intangible assets                             $  462,000

                 MINING SERVICES INTERNATIONAL CORPORATION

(5) Long-Term Debt - Continued

    Deferred compensation arrangement due in monthly
    installments of $5,500, including imputed
    interest at 11% through March, 1996                             25,000

    Notes payable to banks, in aggregate monthly
    installments of $2,023, including interest at
    rates ranging from 7.1% and 12.5%, secured
    by vehicles                                                     26,000
                                                                    ------
                                                                   513,000

    Less current portion                                          (176,000)
                                                                  ---------
    Long-term debt                                               $ 337,000
                                                                  =========

         Future maturities of long-term debt are as follows:

              1996                                                $176,000
              1997                                                 189,000
              1998                                                 148,000
                                                                   -------
                                                                  $513,000
                                                                   =======

         None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1995, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


(6) Deferred Gain on Sale and Leaseback

         During 1994, the Company entered into several agreements for the sale and leaseback of several vehicles. The Company has guaranteed the vehicles projected future fair market sales values of approximately $84,000, to the lessor upon the termination of the leases. The leases are classified as operating leases and expire in 1997.

                 MINING SERVICES INTERNATIONAL CORPORATION

(6) Deferred Gain on Sale and Leaseback - Continued

         The book values of the vehicles of approximately $418,000 have been removed from the balance sheet, and the gains realized on the sales of approximately $140,000 have been deferred and are being credited to income as rent expense adjustments over the lease terms. Rentals on these leases was $186,000 and $61,000 for 1995 and 1994, respectively.

         Future minimum lease payments for these and other operating leases are as follows:

              1996                                      $231,000
              1997                                       170,000
              1998                                        19,000
                                                         -------
                                                        $420,000
                                                         =======

         Rental expense on expired and unexpired operating leases for 1995 and 1994 was $313,000 and $163,000, respectively.


(7) Notes Receivable from Stock Sales

         During the years ended December 31, 1995 and 1994, certain officers exercised stock options in exchange for long-term notes, which bear interest at the LIBOR rate plus 1 percent and are adjusted annually. The notes are collateralized by the stock issued upon exercise of the stock options. Interest is payable annually and principal is due on or before December, 1997, for the options exercised during 1995 and July, 1999, for the options exercised during 1994.


(8) Income Taxes

         The current provision for income taxes primarily represents income taxes on royalty income earned in foreign countries and alternative minimum tax.

                 MINING SERVICES INTERNATIONAL CORPORATION

(8) Income Taxes - Continued

         The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                                               Year Ended
                                                              December 31,
                                                            ----------------
                                                             1995      1994

    Federal income tax provision at statutory rate     $(1,111,000)  (766,000)
    Stock options                                          124,000          -
    Change in valuation allowance                          517,000     82,000
    Life insurance and meals                               (18,000)   (21,000)
    Other                                                  (18,000)    83,000
                                                        -----------   --------
                                                      $   (506,000)  (622,000)
                                                        ===========  =========
         At December 31, 1995, the Company has net operating loss, investment tax credit and foreign tax credit carryforwards available to offset future taxable income and taxes payable as follows:

                                               Net      Investment   Foreign
                                            Operating      Tax        Tax
    Expiration date:                          Loss       Credit      Credit
                                            ---------   ----------   --------
       1996                                $        -        7,000     65,000
       1997                                         -       63,000    111,000
       1998                                         -       22,000    123,000
       1999                                         -        6,000    164,000
       2000                                         -       19,000    173,000
       2001                                         -            -          -
       2005                                         -            -          -
       2006                                   340,000            -          -
                                            ---------    ---------    -------
                                             $340,000      117,000    636,000
                                            =========    =========    =======

         The investment tax credit carryforwards are reported net of the 35 percent reduction required by the Tax Reform Act of 1986. If certain substantial changes in the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

                 MINING SERVICES INTERNATIONAL CORPORATION

(8) Income Taxes - Continued

         Deferred tax assets (liabilities) at December 31, 1995 are comprised of the following:

              Depreciation                            $(2,073,000)
              Net operating loss carryforward             116,000
              Alternative minimum tax carryforward        436,000
              Investment and foreign tax
                credit carryforwards                      753,000
              Valuation allowance                        (206,000)
              Other                                        (1,000)
                                                      ------------
                                                      $  (975,000)
                                                      ============

(9) Supplemental Cash Flow Information

         During the year ended December 31, 1995:

              - The Company retired treasury stock by reducing capital in excess of par value by $90,000.

              - The Company issued common stock in exchange for long-term notes receivable of $46,000.

              - The Company capitalized retained earnings of $1,080,000 due to the issuance of a 5% stock dividend.

              - A shareholder retired common stock with a market value of $20,000 in order to exercise stock options.

              - Officers/shareholders retired common stock with a market value of $26,000 in order to pay interest on notes receivable from stock sales.

         During the year ended December 31, 1994:

              - The Company acquired equipment in exchange for long-term debt of $70,000.

              - The Company issued common stock in exchange for long-term notes receivable of $469,000.

                 MINING SERVICES INTERNATIONAL CORPORATION

(9) Supplemental Cash Flow Information - Continued

         Actual amounts paid for interest and income taxes are as follows:

                                                           Year Ended
                                                           December 31,
                                                        -----------------
                                                        1995         1994
                                                        ----         ----

         Interest                                  $  74,000        95,000
                                                      ======        ======
         Income taxes                               $495,000        51,000
                                                     =======        ======

(10)     Major Customers and Export Sales

         The Company is primarily engaged in the development and manufacture of mining chemicals, including bulk explosives and sodium cyanide, and related equipment.

         Sales to major customers which exceeded 10 percent of net sales are as follows:

                                                              Year Ended
                                                              December 31,
                                                             -------------
                                                            1995       1994
                                                            ----       ----
         Company A                                    $5,882,000  4,341,000
         Company B                                     3,483,000  2,672,000
         Company C                                     2,268,000  2,423,000

         Export sales to unaffiliated customers were $4,371,000 and $2,847,000 in 1995 and 1994, respectively. All major export sales were made to Canada.










                                   F-15
                 MINING SERVICES INTERNATIONAL CORPORATION

          Notes to Consolidated Financial Statements - Continued






(11)     Non-Qualified Stock Option Plan

         Under the Non-Qualified Stock Option Plan (the Option Plan), as amended in 1988, 1990, 1992 and 1993, a maximum of 1,315,130 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors.
    However, the maximum term of an option may not exceed ten years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.

         Information regarding the Option Plan is summarized below:

                                             Number of        Option Price
                                              Options           Per Share
                                             ---------        ------------
    Outstanding at December 31, 1994           492,000            .75-2.38
      Granted                                  354,400           3.57-5.75
      Exercised                               (166,390)          2.81-4.88

      Expired                                  (26,900)          1.19-2.38
                                             ----------
    Outstanding at December 31, 1995           653,110           $.96-5.75
                                             ==========
         Options exercisable and shares available for future grant are as follows:

                                                              December 31,
                                                             -------------
                                                             1995      1994
                                                             ----      ----
    Options exercisable                                   212,110   404,000
    Shares available for grant                            193,800   169,500









                                   F-16

                 MINING SERVICES INTERNATIONAL CORPORATION

          Notes to Consolidated Financial Statements - Continued





(12)     Significant Unconsolidated Affiliate

         Summarized financial information for Cyanco, a significant unconsolidated affiliate of the Company, is as follows:

                                                         December 31,
                                                         ------------
                                                       1995       1994
                                                       ----       ----
    Results for year:
      Gross revenues                            $25,300,000   19,202,000
      Gross profit                             $  9,238,000    6,333,000
      Net income                               $  6,212,000    3,842,000

    Year-end financial position:
      Current assets                           $  5,920,000    3,822,000
      Noncurrent assets                         $15,747,000   16,156,000
      Current liabilities                      $  4,541,000    2,659,000
      Noncurrent liabilities                   $  2,476,000    4,402,000


(13)     Related Party Transactions

         The Company performs certain administrative functions for Cyanco for which it receives a management fee. The Company records the management fee as an offset to selling, general and administrative expenses. These management fees totaled $357,000 and $279,000 during 1995 and 1994, respectively.

         At December 31, 1995, the Company currently has a receivable of $45,000 from Cyanco.


(14)     Profit Sharing Plan

         The Company has a defined contribution profit sharing plan which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the Company. The discretionary amounts contributed to the plan by the Company during 1995 and 1994 were $25,000 and $26,000, respectively.





                                   F-17

                 MINING SERVICES INTERNATIONAL CORPORATION

          Notes to Consolidated Financial Statements - Continued


(15)     Commitments and Contingencies

         The Company and its joint venture partner have guaranteed notes payable with a balance of $1,900,000 at December 31, 1995 on behalf of Cyanco. The Company has also agreed to indemnify its joint venture partner for any amounts paid by Cyanco under a deferred royalty agreement, which at December 31, 1995, had an outstanding balance of $2,476,000.

         The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, roduct liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.


(16)     Subsequent Events

         The Company has entered into preliminary agreements to form new joint ventures with other entities for the manufacture and marketing of its products. Management estimates that if these agreements are finalized during 1996 they may require an aggregate of approximately $1,500,000 of capital expenditures during 1996.


(17)     Effect of Recently Issued Financial Accounting Standards

         In October 1995, the Financial Accounting Standards Board issued SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No. 123 defines a fair value based method of accounting for an employee stock option. Fair value of the stock option is determined considering factors such as the exercise price, the expected life of the option, the current price of the underlying stock and its volatility, expected dividends on the stock, and the risk-free interest rate for the expected term of the option. Under the fair value based method, compensation cost is measured at the grant date based on the fair value of the award and is recognized over the service period. A company may elect to adopt SFAS No. 123 or elect to continue accounting for its stock option or similar equity awards using the intrinsic method, where compensation cost is measured at the date of grant based on the excess of the market value of the underlying stock over the exercise price. If a company elects not to adopt SFAS No. 123, then it must provide pro forma disclosure of net income and earnings per share, as if the fair value based method had been applied.

         SFAS No. 123 is effective for transactions entered into for fiscal years that begin after December 15, 1995. Pro forma disclosures for entities that elect to continue to measure compensation cost under the old method must include the effects of all awards granted in fiscal years that begin after December 15, 1994. It is currently anticipated that the Company will continue to account for stock-based compensation plans under the intrinsic method and therefore, SFAS No. 123 will have no effect on the Company's consolidated financial statements.


                                   F-18