Form 10QSB
period 1996-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 1996-08-02
CIK 356342

_______________________________________________________________

                U.S. Securities and Exchange Commission
                        Washington, D.C. 20549
                     _____________________________

                              Form 10-QSB
(Mark  One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)OF THE
                  SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996.

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                           EXCHANGE ACT
     For the transition period from _______________ to ________________.


                    Commission file number 0-10634
                     _____________________________

               Mining Services International Corporation

   (Exact Name of Small Business issuer as specified in its charter)

          Utah                                         87-0351702
     (State or other jurisdiction of                I.R.S. Employer
     incorporation or organization)               Identification No.)

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 15, 1996 - 5,682,347

     Transitional Small Business Disclosure Format (check one): Yes___ No  X
____________________________________________________________________

                                     INDEX



PART I.   FINANCIAL INFORMATION

                                                                   Page Number

Item 1    Financial Statements

          Consolidated Balance Sheet as of June 30, 1996
          and December 31, 1995  . . . . . . . . . . . . . . . . . . .      1

          Consolidated Statement of Operations for the 3 months ended
          June 30, 1996 and June 30, 1995 . . . . . . . . . . . . . . .     2

          Consolidated Statement of Operations for the 6 months ended
          June 30, 1996 and June 30, 1995  . . . . . . . . . . .  . . .     3

          Consolidated Statement of Cash Flows for the 6 months ended
          June 30, 1996 and June 30, 1995  . . . . . . . . . . . . . . .    4

          Notes to Financial Statements  . . . . . . . . . . . . . . . .    5

Item 2    Management's Discussion and Analysis of Financial Condition
          and Results of Operations  . . . . . . . . . . . . . . . . . .    6


PART II.  OTHER INFORMATION

Item 4    Submission of Matters to a Vote of Security Holders  . . . . .    8

PART I.  FINANCIAL INFORMATION
   Item 1.   Financial Statements

              MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet

                                                June 30,1996      31-Dec-95
           ASSETS                               (unaudited)       (audited)

Current assets:
     Cash and cash equivalents                  $   800,000     $   809,000
     Accounts receivable, net                     3,103,000       2,711,000
     Inventories                                    959,000         857,000
     Prepaid expenses                                46,000         118,000

               Total current assets               4,908,000       4,495,000

Property, plant and equipment, net                2,476,000       2,312,000
Investment in joint venture                       9,540,000       7,391,000
Other assets                                        336,000         362,000
                                                 ----------      ----------
                                                $17,260,000     $14,560,000
                                                ===========     ===========

           LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
     Accounts payable and accrued expenses     $  2,446,000     $ 1,717,000
     Current portion of capital lease and
     long term debt                                 151,000         176,000

Total current liabilities                         2,597,000       1,893,000

     Long-term debt                                 625,000         337,000
     Deferred income taxes                          975,000         975,000
     Deferred gain on sale and leaseback                -            84,000

               Total liabilities                  4,197,000       3,289,000

Shareholders equity:
     Common stock, $.001 par value; 500,000,000
     shares authorized; 5,682,347 shares issued       6,000           6,000
     Capital in excess of par value               6,025,000       5,888,000
     Notes receivable from stock sales             (567,000)       (509,000)
     Retained earnings                            7,599,000       5,886,000




               Total Shareholders equity         13,063,000      11,271,000
                                                -----------     -----------
                                                $17,260,000    $14,560,000
                                                ===========    ===========

              See accompanying notes to financial statements

        MINING SERVICES INTERNATIONAL CORPORATION
          Consolidated Statement of Operations
                      (Unaudited)

                                                3 months ended 3 months ended
                                                   6/30/96         6/30/95
     Revenues:
           Net sales                            $ 4,194,000     $ 4,877,000
           Royalties                                291,000         320,000
           Equity in earnings of joint venture    1,424,000         839,000

                                                  5,909,000       6,036,000

     Cost and expenses:
           Cost of sales                          4,017,000       4,360,000
           Selling, general and administrative      201,000         310,000
           Research and development                 295,000         229,000
           Depreciation and amortization            148,000         179,000

                                                  4,661,000       5,078,000

     Income from operations                       1,248,000         958,000

     Other income (expense)                          38,000         (30,000)

     Income before provision for income taxes     1,286,000         928,000

     Provision for income taxes
           Current                                  261,000         184,000
           Deferred                                     -            92,000

                                                    261,000         276,000
                                                -----------     -----------
      Net income                                $ 1,025,000     $   652,000
                                                ===========     ===========
Earnings per common and common equivalent share   $     .18       $     .18
Weighted average number of common and common
  equivalent shares                               5,812,863       5,819,260
                                                ===========     ===========







                See accompanying notes to financial statements

        MINING SERVICES INTERNATIONAL CORPORATION
          Consolidated Statement of Operations
                       (Unaudited)

                                               6 months ended  6 months ended
                                                   6/30/96         6/30/95
     Revenues:
           Net sales                            $ 8,822,000    $  9,860,000
           Royalties                                709,000         597,000
           Equity in earnings of joint venture    2,264,000       1,244,000

                                                 11,795,000      11,701,000

     Cost and expenses:
           Cost of sales                          8,396,000       8,802,000
           Selling, general and administrative      547,000         615,000
           Research and development                 369,000         314,000
           Depreciation and amortization            279,000         356,000

                                                  9,591,000      10,087,000

     Income from operations                       2,204,000       1,614,000

     Other income (expense)                          66,000         (64,000)

     Income before provision for income taxes     2,270,000       1,550,000

     Provision for income taxes
           Current                                  557,000         244,000
           Deferred                                      -          212,000

                                                    557,000         456,000
                                                -----------    ------------
     Net income                                 $ 1,713,000    $  1,094,000
                                                ===========    ============
Earnings per common and common equivalent share   $     .29       $     .19

Weighted average number of common and common
  equivalent shares                               5,812,863       5,819,260
                                                ===========    ============









                See accompanying notes to financial statements

        MINING SERVICES INTERNATIONAL CORPORATION
          Consolidated Statement of Cash Flows
                      (Unaudited)


                                               6 months ended  6 months ended
                                                   6/30/96         6/30/95
Cash flows from operating activities:
     Net income                                   1,713,000       1,094,000

     Adjustments to reconcile net income to
       net cash provided by operating activities:

       Depreciation and amortization                279,000         356,000
       Distributions of joint venture in excess
       of earnings                                1,000,000              -
       Undistributed earnings in joint venture   (2,263,000)     (1,244,000)
       Change in assets and liabilities:
         (Increase) decrease in accounts
          receviable                               (392,000)       (302,000)
         (Increase) decrease in inventories        (102,000)        (74,000)
         (Increase)  decrease in prepaid expenses    72,000         (57,000)
         (Increase) decrease in other assets         26,000          49,000
         Increase (decrease) in accounts payable
           and accrued expenses                     730,000       1,133,000
         Increase (decrease) in deferred income
           taxes                                         -          227,000
         Increase (decrease) in deferred gain
           on sale/leaseback                        (84,000)        (13,000)

              Net cash provided by operating
                activities                         (734,000)         75,000

Cash flows from investing activities:
     Proceeds from the sale of plant and
       equipment                                     50,000          20,000
     Investment in joint ventures                  (885,000)             -
     Purchase of plant and equipment               (495,000)       (583,000)

              Net cash used in investing
                activities                       (1,330,000)       (563,000)

Cash flows from financing activities:
     Proceeds from notes payable to bank - net      634,000          25,000
     Proceeds from exercise of stock options         79,000         154,000
     Payments on long-term debt and capital
       lease obligations - net                     (371,000)       (186,000)

              Net cash provided by financing
                activities                          342,000          (7,000)

Net increase (decrease) in cash                      (9,000)        599,000

Cash, beginning of year                             809,000         109,000
                                                -----------    ------------
Cash, end of second quarter                     $   800,000    $    708,000
                                                ===========    ============

              See accompanying notes to financial statements

MINING SERVICES INTERNATIONAL CORPORATION

Notes to Consolidated Financial Statements
(Unaudited)


(1)  Description of Consolidated Financial Statements

     Mining Services International Corporation (Company) its wholly owned subsidiaries, MSI-Fabrication Inc., Mine Chemical Services, Inc. (MCS), Mining Services West Virginia, Inc., Mining Services (Namibia) (PTY) Ltd., Nevada Chemicals, Inc. (NCI), West Coast Explosives Ltd., and Dawn Holding Company, its 51% owned incorporated Joint Venture, Turon-MSI Ltd. and its 50% owned incorporated joint venture, Cayman Mining Services Limited (CMS), are primarily engaged in the development, manufacture and sale of mining chemicals and related technology. In addition, NCI has a fifty percent interest in Cyanco Company (Cyanco) a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. These consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual Form 10-KSB filing. The Company's unaudited, consolidated interim financial statements for the quarter ending June 30, 1996 include all appropriate adjustments which in the opinion of Management are necessary in order to make the financial statements not misleading.

(2)  Significant Equity Investment

     As of June 30, 1996, MSI's investment in Cyanco represented 49% of total consolidated Assets. The financial statements reflect the investment in Cyanco under the equity method of accounting and include MSI's share of Cyanco's net income in revenues.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net income for the second quarter of 1996 increased by 64% on a per share basis over that of the same period in 1995. Earnings for the second quarter were $1,025,000 or $.18 per share for 1996 compared to $652,000 or
$.11 per share for the same period in 1995.   Net loss before taxes
attributable to the explosives business for the second quarter in 1996 was due primarily to decreased sales and the increased support costs of international joint ventures while they are being developed, start up costs of the Domenigoni Dam project in California and continued development and start-up costs associated with the Emgel product line which is now beginning
to receive market acceptance.   Advantageous tax benefits from prior year
carryforwards will be utilized during 1996 and will not be available to
decrease the effective tax rate in future periods.   In managements' opinion
this decrease in explosive sales represents a change from discontinued low-margin contracts being replaced by other major explosive contracts both domestically and internationally which should in the long run provide better overall profitability and growth.

     Operating Income as a percentage of sales for the second quarter of 1996 was approximately 21% compared to 16% for the same quarter in 1995.

     The Company continues to concentrate on niche marketing and increasing profitability of its sales in the U.S. and Canada. The Company has continued its efforts to increase operating margins by decreasing costs and increasing
efficiencies at its manufacturing plants.   During 1996 the Company will
continue investing in increased capacity at its Cyanco plant and continue its development of explosive projects in other parts of the world. It is expected that operations should begin during the later half of 1996 in several markets for bulk and packaged explosives and increased capacity in liquid sodium cyanide should be on-line the first quarter of 1997.

Liquidity and Capital Resources

     It is anticipated that the Company's capital requirements for capital expansion as well as increased working capital will be funded from operations. However, it is likely that timing of the capital expenditures may require utilizing the Company's revolving line of credit with the Company's bank on a temporary basis. During the first quarter of 1996, the Company negotiated a new working capital revolving line of credit with a large national bank increasing the Company's revolving short-term credit to $1,500,000 at the bank's prime rate. The Company also arranged a revolving equipment line of credit for $1,000,000 with a term of 60 months at the
bank's prime rate plus 1/2 of 1 percent.   Year to date, the Company used its
revolving line of credit to approximately $500,000 in order to fund increased
working capital.   Equipment leases and the term note were liquidated and
approximately $700,000 of the equipment line has been utilized in the refinancing which was accomplished to lower the overall borrowing costs of
the Company.   The working capital line of credit matures on April 30, 1997.

     Cash usage from operations was $9,000 for the six months ended
June 30, 1996. A cash distribution from Cyanco of $1,000,000 was made in early May, 1996. Cash provided during the same period for 1995 was $599,000. It is likely that cash distributions from Cyanco will not be made except to fund estimated tax payments on income for the remainder of 1996 due to the commitment of those funds to construct the backup production facilities for expansion of the Cyanco operations.

     Total Assets increased during the second quarter of 1996 by approximately $1,221,000 while total liabilities increased $136,000, thus improving the overall stability of the Company's balance sheet by
approximately $1,088,000 or $.19 per share.   The current ratio, defined as
the relationship of current assets divided by current liabilities decreased
from 1.96 at March 31, 1996 to approximately 1.89 at June 30, 1996.   The
decrease in the current ratio was primarily due to resources utilized in expansion in Colombia and Uzbekistan.

     For the remainder of 1996, the Company will continue its commitments to the explosives business in the U.S. and Canada while continuing its expansion efforts in Colombia and Uzbekistan as well as other niche markets. The Company is actively marketing its EMGEL products in several markets where
the products' potential is receiving high interest.   Plant expansion at
Cyanco will require most of the income generated in the joint venture during the remainder of 1996.

     In management's opinion the Company has sufficient capital resources for current operations and planned capital expenditures.

PART II   OTHER INFORMATION

Item 4.   Submission of Matters to a Vote of Security Holders

     At the annual meeting of shareholders of the Company held on May 23, 1996, the following directors were re-elected as directors:

          Edward N. Bagley - Chairman
          John T. Day - Director, Chief Executive Officer
          Lex L. Udy - Director, Vice Chairman, Secretary
          Edward Dallin Bagley - Director
          Nathan L. Wade - Director

     All votes were properly taken with 59.6% of the shares present or represented by proxy. As to each director, all of shares present to vote or which voted by proxy (total count at the shareholders meeting was 2,796,305 shares) voted unanimously for each director. There were no abstentions or negative votes cast.

                              SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                MINING SERVICES INTERNATIONAL CORPORATION
                              (Registrant)


     July 31, 1996                   /s/ Lex L. Udy
                                   ----------------------------
        (Date)                     Lex L. Udy
                                   Vice Chairman and Secretary



                                     /s/ Duane W. Moss
                                   ----------------------------
                                   Duane W. Moss
                                   Chief Financial Officer