Form 10QSB
period 1996-09-30
MINING SERVICES INTERNATIONAL CORP/
filed 1996-10-29
CIK 356342

_______________________________________________________________

                  U.S. Securities and Exchange Commission
                         Washington, D.C. 20549
                      _____________________________

                             Form 10-QSB
(Mark  One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D)OF THE
                    SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996.

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
                       _________________________


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  __X__  No ____

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 21, 1996 - 6,314,996.

     Transitional Small Business Disclosure Format (check one):
Yes ___ No __X__

                           INDEX



  PART I. FINANCIAL INFORMATION

                                                              Page Number

  Item 1  Financial Statements

     Consolidated Balance Sheet as of September 30, 1996
     and December 31, 1995  . . . . . . . . . . . . . . . . . .     1

     Consolidated Statement of Operations for the 3 months ended
     September 30, 1996 and September 30, 1995. .  . . . . . . .    2

     Consolidated Statement of Operations for the 9 months ended
     September 30, 1996 and September 29, 1995 . . . . . . . . .    3

     Consolidated Statement of Cash Flows for the 9 months ended
     September 30, 1996 and September 30, 1995 . . . . . . . . .    4

     Notes to Financial Statements . . . . . . . . . . . . . . .    5

  Item 2  Management's Discussion and Analysis of Financial Condition
     and Results of Operations . . . . . . . . . . . . . . . . .    6


  PART II.     OTHER INFORMATION

  None

PART I.  FINANCIAL INFORMATION
 Item 1.   Financial Statements

                     MINING SERVICES INTERNATIONAL CORPORATION
                           Consolidated Balance Sheet


                                              September 30,1996  31-Dec-95
           ASSETS                                (unaudited)      (audited)
           ------                             -----------------  ----------

Current assets:
  Cash and cash equivalents                     $    125,000    $   809,000
  Accounts receivable, net                         2,813,000      2,711,000
  Inventories                                        984,000        857,000
  Prepaid expenses                                    68,000        118,000
                                              -----------------  ----------
            Total current assets                   3,990,000      4,495,000

Property, plant and equipment, net                 2,209,000      2,312,000
Investments in joint ventures                     11,662,000      7,391,000
Other assets                                         369,000        362,000
                                              -----------------  ----------
                                                $ 18,230,000    $14,560,000
                                              =================  ==========

           LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
  Accounts payable and accrued expenses         $  1,858,000    $ 1,717,000
  Current portion of capital lease and
    long term debt                                   293,000        176,000
                                              -----------------  ----------
            Total current liabilities              2,151,000      1,893,000

  Long-term debt                                     630,000        337,000
  Deferred income taxes                            1,068,000        975,000
  Deferred gain on sale and leaseback                      0         84,000
                                              -----------------  ----------
            Total liabilities                      3,849,000      3,289,000
                                              -----------------  ----------
Shareholders' equity:
  Common stock, $.001 par value;
  500,000,000 shares authorized;
  6,314,966 shares issued                              6,000          6,000
  Capital in excess of par value                   6,203,000      5,888,000
  Notes receivable from stock sales                 (780,000)      (509,000)
  Retained earnings                                8,952,000      5,886,000
                                              -----------------  ----------
            Total Shareholders' equity            14,381,000     11,271,000
                                              -----------------  ----------
                                                $ 18,230,000    $14,560,000
                                              =================  ==========

                See accompanying notes to financial statements

                        MINING SERVICES INTERNATIONAL CORPORATION
                           Consolidated Statement of Operations
                                      (Unaudited)

                                               3 months ended  3 months ended
                                                   9/30/96        9/30/95
                                              -----------------  ----------
     Revenues:
       Net sales                               $   5,064,000     $4,441,000
       Royalties                                     568,000        470,000
       Equity in earnings from
       joint ventures                              1,489,000      1,025,000
                                              -----------------  ----------
                                                   7,121,000      5,936,000
                                              -----------------  ----------
     Cost and expenses:
       Cost of sales                               4,536,000      4,074,000
       Selling, general and administrative           370,000        146,000
       Research and development                       48,000        267,000
       Depreciation and amortization                 145,000        208,000
                                              -----------------  ----------
                                                   5,099,000      4,695,000
                                              -----------------  ----------
     Income from operations                        2,022,000      1,241,000

     Other income (expense)                         (193,000)             0
                                              -----------------  ----------
     Income before provision                       1,829,000      1,241,000
                                              -----------------  ----------
     Provision for income taxes
       Current                                       384,000        313,000
       Deferred                                       93,000         63,000
                                              -----------------  ----------
                                                     477,000        376,000
                                              -----------------  ----------
     Net income                                 $  1,352,000     $  865,000
                                              =================  ==========
Earnings per common and common equivalent
  share                                         $        .21     $      .21

Weighted average number of common and common
  equivalent shares                                6,385,000      5,819,260











                See accompanying notes to financial statements

                 MINING SERVICES INTERNATIONAL CORPORATION
                    Consolidated Statement of Operations
                                (Unaudited)

                                               9 months ended  9 months ended
                                                   9/30/96        9/30/95
                                              -----------------  ----------
     Revenues:
       Net sales                                $ 13,888,000    $14,301,000
       Royalties                                   1,277,000      1,067,000
       Equity in earnings from
         joint venture                             3,752,000      2,269,000
                                              -----------------  ----------
                                                  18,917,000     17,637,000
                                              -----------------  ----------
     Cost and expenses:
       Cost of sales                              12,932,000     12,875,000
       Selling, general and administrative           917,000        762,000
       Research and development                      417,000        581,000
       Depreciation and amortization                 424,000        564,000
                                              -----------------  ----------
                                                  14,690,000     14,782,000
                                              -----------------  ----------
     Income from operations                        4,227,000      2,855,000

     Other income (expense)                         (127,000)       (64,000)
                                              -----------------  ----------
     Income before provision for income taxes      4,100,000      2,791,000
                                              -----------------  ----------
     Provision for income taxes
       Current                                       931,000        557,000
       Deferred                                       93,000        275,000
                                              -----------------  ----------
                                                   1,034,000        832,000
                                              -----------------  ----------
     Net income                                 $  3,066,000     $1,959,000
                                              =================  ==========
Earnings per common and common equivalent
  share                                         $        .48     $      .34

Weighted average number of common and common
  equivalent shares                                6,385,000      5,819,260











                See accompanying notes to financial statements

                   MINING SERVICES INTERNATIONAL CORPORATION

                      Consolidated Statement of Cash Flows
                                 (Unaudited)


                                               9 months ended  9 months ended
                                                    9/30/96        9/30/95
                                              -----------------  ----------
Cash flows from operating activities:
  Net income                                    $  3,066,000     $1,959,000
  Depreciation and amortization                      424,000        564,000
  Undistributed earnings in joint venture         (2,752,000)      (819,000)
  Change in assets and liabilities:
    (Increase) decrease in accounts
      receivable                                    (102,000)        14,000
    (Increase) decrease in inventories              (127,000)      (409,000)
    (Increase) decrease in prepaid expenses           50,000       (152,000)
    (Increase) decrease in other assets               (7,000)        51,000
    Increase (decrease) in accounts payable
      and accrued expenses                           141,000        642,000
    Increase (decrease) in deferred
      income taxes                                    93,000        275,000
    Increase (decrease) in deferred gain
      on sale/leaseback                              (84,000)       (31,000)
                                              -----------------  ----------
       Net cash provided by opererating
         activities                                  702,000      2,094,000
                                              -----------------  ----------
Cash flows from investing activities:
  Proceeds from sale of plant and equipment          270,000         20,000
  Investment in joint ventures                    (1,519,000)             0
  Purchase of plant and equipment                   (591,000)      (667,000)
                                              -----------------  ----------
       Net cash used in investing activities      (1,840,000)      (647,000)
                                              -----------------  ----------
Cash flows from financing activities:
  Proceeds from notes payable to bank-net            802,000              0
  Proceeds from exercise of stock options-
    net of notes                                      44,000        173,000
  Payments on long-term debt and capital
    lease obligations- net                          (392,000)      (229,000)
                                              -----------------  ----------
       Net cash provided (used) in financing
         activities                                  454,000        (56,000)
                                              -----------------  ----------
Net increase (decrease) in cash                     (684,000)     1,391,000

Cash and cash equivalents, beginning of year         809,000        109,000
                                              -----------------  ----------
Cash and cash equivalents, end of third quarter $    125,000     $1,500,000
                                              =================  ==========



                See accompanying notes to financial statements

                   MINING SERVICES INTERNATIONAL CORPORATION

                  Notes to Consolidated Financial Statements
                                (Unaudited)


(1)  Description of Consolidated Financial Statements

     Mining Services International Corporation (Company), its wholly owned subsidiaries, Mining Services West Virginia, Inc., Mining Services (Namibia) (PTY) Ltd., Nevada Chemicals, Inc. (NCI), West Coast Explosives Ltd., Turon-MSI Limited, Dawn Holding Company, MSI Chemicals Limited, the Company's 51% owned joint venture, Turon-MSI Ltd., and its 50% owned joint venture, Cayman Mining Services Limited (CMS) are primarily engaged in the development, manufacture and sale of mining chemicals and related technology. In addition, NCI has a 50% interest in Cyanco Company (Cyanco) a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. These interim consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and incorporate disclosures made in the annual Form 10-KSB filing. The Company's unaudited, consolidated and condensed financial statements for the quarter and nine months ended September 30, 1996 include all appropriate adjustments, in view of current market, economic and technological conditions, which in the opinion of Management are necessary in order to make the interim financial statements not misleading.

(2)  Significant Equity Investment

     As of September 30, 1996, the Company's investments in joint ventures represented 64% of total consolidated Assets and 89% of income from operations for the nine months ended September 30, 1996 and 74% of income from operations for the three months ended September 30, 1996. The financial statements reflect the investment in 50% or less owned joint ventures under the equity method of accounting and include the Company's share of such joint venture net income in consolidated revenues as a separate line item. The full contribution to income from operations of such joint ventures include net income from sales, royalties, license fees, management fees and service agreements which may vary in reporting treatment pursuant to the various arrangements associated with such operations. Joint ventures in which the company has a greater than 50% interest are pro-rata consolidated in the Company's financial statements.

(3)  Stock Split

     On September 30, 1996, the Company's board of directors authorized a ten (10) percent stock distribution to be issued on October 18, 1996 to shareholders of record on September 20, 1996 for the purpose of continuing to increase the distribution of its shares traded on the stock exchange (Nasdaq). The distribution was accounted for as a stock split. The number of shares distributed on October 18, 1996 was 573,910.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Net income for the nine month period ending September 30, 1996 was $3,066,000 or $.48 per share compared to $1,959,000 or $.34 per share for the same period in 1995, an increase of approximately 57%. Net income for the three month period ending September 30, 1996 was $1,352,000 or $.21 per share compared to $865,000 or $.15 per share a year earlier, representing an increase of 56%. Net income should continue improving into 1997 based on current market and economic
conditions.  However,    net income during 1997 should decrease as a
percentage of revenue compared to 1996 due to an increase in the effective income tax rate. Advantageous tax benefits from prior year carryforwards are being realized during 1996 resulting in changes in valuation estimates which should not be available to decrease the effective tax rate in future periods.

     Income from operations of $4,227,000 increased by 48% for the nine months ended September 30, 1996 compared to the nine months ended one
year earlier.   For the three months ended September 30, 1996 income
from operations of $2,022,000 increased 63% compared to the same period in 1995 or an increase of $781,000. This increase was primarily caused by increased income from operations in the Cyanco joint venture coupled with a strong performance from explosives. Primarily due to the reporting of net income from equity joint ventures in revenues without a corresponding offset in cost of sales, operating income as a percentage of revenues for the nine months ended September 30, 1996 was 22% compared to 16% for the same nine months in 1995, and 28% for the third quarter of 1996 compared to 21% for the same quarter in 1995.

     Revenue for the third quarter of 1996 increased by 20% over that of the same period in 1995 and the revenue for the nine months ended September 30, 1996 was 7.3% over the same period of 1995. The increasing trend in revenues should continue in both the cyanide and explosives markets as the backup facility at Cyanco goes into production in 1997 and the EMGEL plant and other international projects reach production levels during 1997.

     The Company continues to concentrate on niche marketing in North American and international markets and on increasing profitability of its sales in the U.S. and Canada. The Company's efforts to increase operating margins by decreasing costs and increasing efficiencies at its manufacturing plants should continue to improve overall gross margins. During 1996 the Company has been investing in backup capacity at its Cyanco plant to avoid the future use of dry sodium cyanide and continues
its development of explosive projects in other parts of the world.   It
is expected that the backup facility for Cyanco will be completed and will begin operations in the first quarter of 1997 providing total capacity to Cyanco of approximately 86 million pounds per year. The explosives plant in Uzbekistan has successfully produced test quantities of explosives and the joint venture now anticipates regular production in the first half of 1997. The Colombia emulsion plant and equipment have been shipped and the infrastructure at the mine site is now being completed. The Colombia plant should produce development quantities this year with full production being reached in the first quarter of 1997. Other developments are continuing in key niche markets which management anticipates will continue to position the company as an equity participant with long-term marketing potential.

Liquidity and Capital Resources

     It is anticipated that the Company's capital requirements will be funded from operations. However, it is likely that timing of the capital expenditures may require utilizing the Company's revolving line of credit with the Company's bank on a temporary basis. During the first quarter of 1996, the Company negotiated a new operating line of credit with a large national bank increasing the Company's revolving short-term credit to $1,500,000 at the bank's prime rate. The Company also arranged a revolving equipment line of credit for $1,000,000 with minimum payments based on an amortization period of 60 months at the bank's prime rate plus one-half percent.

     The Company has used its revolving line of credit at various times during the year. The maximum amount used at any time was approximately $960,000. As of October 21, 1996 the line of credit had a balance of
$493,000. The operating line of credit matures on April 30, 1997.   The
equipment line of credit has been utilized for refinancing equipment leases for about $700,000. In addition to cash provided from the explosives operations during the last quarter of 1996, the Company expects to receive a cash distribution from its Cyanco joint venture in the last quarter of 1996 which together should provide sufficient cash resources for operations including capital expenditures, income taxes and the construction costs of the Company's new office building planned for completion in the second quarter of 1997. In order to adequately cover any contingency in the construction of backup facilities at Cyanco and to provide for increased production, the joint venture has also increased its revolving line of credit to seven million dollars.

     Total Assets increased from December 31, 1995 to September 30, 1996 by $3,670,000 while total liabilities increased $560,000, thus improving the overall stability of the Company's balance sheet by approximately $3,110,000 or $.49 per share. In management's opinion the Company has sufficient capital resources for current operations and planned capital expenditures.

                                  SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                  MINING SERVICES INTERNATIONAL CORPORATION
                                 (Registrant)

   October 29, 1996             /S/ Lex L. Udy
   ----------------             ---------------------------
          (Date)                Lex L. Udy
                                Vice Chairman and Secretary




                                /s/ Duane W. Moss
                                ---------------------------
                                Duane W. Moss
                                Chief Financial Officer