Form 10KSB
period 1996-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 1997-03-26
CIK 356342

___________________________________________________________________________
                           ____________________

                  U.S. Securities and Exchange Commission
                          Washington, D.C. 20549
                        __________________________

                                Form 10-KSB
(Mark One)
     [ X ]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
     For the fiscal year ended December 31, 1996.

     [   ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
          SECURITIES EXCHANGE ACT OF 1943 [No Fee Required]
     For the transition period from ____________ to ____________

                        Commission File No. 0-10634
                        ___________________________

                 Mining Services International Corporation
              (Name of Small Business issuer in its charter)

           Utah                                            87-0351702
(State or other jurisdiction of                        (I.R.S. Employer)
 incorporation or organization)                       Identification No.)

                  5284 South Commerce Drive, Suite C-244
                      Salt Lake City, Utah 84107-7930
            (Address of principal executive offices, zip code)

                Issuer's telephone number:  (801) 261-5666
                        ___________________________

     Securities registered pursuant to Section 12(g) of the Act:  None
      Securities registered under Section 12(g) of the Exchange Act:
                              Title of Class
                        ___________________________

     Check whether the Issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x      No  ___
     Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ x ]
     Issuer's net revenues for its most recent fiscal year were $25,172,000. The aggregate market value of the voting stock of the registrant held by non-affiliates  was $46,742,000 (computed using the average bid and asked prices reported by NASDAQ on March 7, 1996 and 3,482,000 shares estimated to be held by non-affiliates). Shares of Common Stock held by each officer and director and each person who owns 5% or more of the outstanding Common Stock have been excluded in that such persons are hereby deemed affiliates. The determination of affiliate status is not necessarily a conclusive determination for other purposes.
     The number of shares outstanding of the registrant's par value $0.001 Common Stock as of March 7,1997 was 7,258,944. Transitional Small Business
Disclosure Format (check one):  Yes ___   No  x
                        ___________________________
     Portions of the Registrant's Information Statement for the Annual Meeting of Stockholders scheduled to be held on May 6,1997, which Information Statement will be filed no later than 120 days after the close of the registrant's fiscal year ended December 31, 1996, are incorporated by reference in Part III of this Annual Report on Form 10-KSB.
___________________________________________________________________________
                            ____________________

                                  PART I

Item 1.  Business

General:

     Mining Services International Corporation ("MSI" or the "Company") is a Utah corporation organized in 1979. The Company's primary products and services include the manufacture, licensing and supply of commercial mining explosives used in mining throughout the world. In addition, its wholly owned subsidiary, Nevada Chemicals, owns a 50% interest in Cyanco, a non-corporate joint venture with Degussa Corporation, which manufactures and sells liquid sodium cyanide used in the extraction of gold from low grade gold deposits in the western United States.

Recent Business Development

     The Company's development strategy is to become a worldwide supplier of niche chemical products and services to the mining and related industries through strategic partnering. The Company continues to focus on three major product lines: (1) bulk blasting agents, oxidizers, fuels and related raw materials; (2) packaged explosives; and (3) liquid sodium cyanide. The Company markets for its own account in the United States and Canada and has licensed the production of its products in established regions of the world where large scale surface mining occurs. The Company's expertise and know-how have become recognized worldwide and an increasing number of existing international suppliers and government entities are seeking joint ventures with the Company for access to the Company's products and related smaller-scale facilities in developing international niches. Recent developments of the Company's business are described below.

     Cyanco: Early in 1996 Cyanco announced its commitment to construct an additional back-up production facility at its Winnemucca Plant in order to meet the growing market demands without the need to purchase back-up supply. The project is nearing completion and is targeted for start-up in March 1997. The project will be completed on time and well within budget. With the added back-up facility, Cyanco will have a new annual plant capacity of at least 85 million pounds of liquid sodium cyanide. Cyanco continues to enhance its efficiencies and has established itself as a market leader in quality products and service.

     Cyanco, which is owned by the Company on a 50/50 basis with Degussa Corporation, the U.S. subsidiary of a multinational chemicals and metals company headquartered in Germany, plans on continuing to strengthen its position within the Western U.S. gold mining district.

     Because of Degussa's already strong market presence in worldwide marketing of sodium cyanide, Degussa has the primary marketing role while MSI has the primary production role. Cyanco has succeeded in having the delivery of a liquid product overwhelmingly accepted by the gold mines.

     MSI Explosives Business:   During 1996 the Company continued to
develop and secure partnering arrangements for its mining explosives business worldwide, to expand its EMGEL packaged explosives and to secure major customers in the United States and Canada.

     In June 1996, the Company, with its 50% joint venture partner, Norsk Hydro completed a contract with a military entity of the government of Colombia to provide explosives to the Cerrejon Central coal region. The 50/50 joint venture was incorporated as Cayman Mining Services Limited with offices in Georgetown, Grand Cayman Islands which in turn owns 99.999% of a Colombian limited liability company, Suministros y Servicios Mineros de Colombia Limitada. An emulsion plant with appropriate delivery equipment was successfully shipped and commissioned and the first test product was delivered during the last two weeks of December 1996. The plant began supplying product in January 1997 and in February the project delivered bulk explosives at an annualized rate of 12,000 tons of product. The Company is very positive about current results and expects that the project will continue to improve and will be a significant contributor to the Company's worldwide income from explosives during 1997. The company has a ten-year contract to supply explosives in the region.

     In February 1997, the Company concluded negotiations to extend its major license for HEF and EMGEL technology with Bulk Mining Explosives in South Africa. The license was extended for 11 years with reduced royalty rates. It is projected that the overall impact of the extension will provide continuing royalties to the Company at approximately the same gross amount as currently being paid throughout the life of the extended contract. If the Rand continues to devalue in relation to the U.S. dollar, the net royalty in dollars could be negatively impacted.

     In addition to extending the license agreement, the Company and Bulk Mining Explosives, through its parent company, Omnia Group, entered into a 50/50 joint venture to market and produce explosives in Ghana of West Africa. The joint venture will be funded once approval has been received from the appropriate South African governmental authorities. It is agreed that the Company's 100% ownership of West Coast Explosives Limited, with offices in Accra, Ghana will be merged into the joint venture. The joint venture has begun to ship product and equipment to supply explosives to the gold mines in Ghana and the first shot was successfully made in late February 1977. Plans for 1977 are being made to establish an emulsion plant in Ghana within the next six months. Until the plant is completed, the joint venture will supply emulsion and other raw materials from South Africa.

     Although the development and marketing efforts in Uzbekistan has been slower than expected, the first stage of the plant was successfully completed during 1996. Trial shots of approximately 30 tons of explosives are being made at mine sites in Uzbekistan currently. The joint venture with Uzbekistan is 51% owned by the Company. The Company anticipates that governmental approval to commence marketing and production will be given in 1997. The company has acquired access to raw materials necessary for production, but anticipates some problems with consistent supply which will necessitate larger than normal raw material and supply inventories once the project is in normal production.

     Other developments in 1996 include the extension of the Rossing Uranium contract in Namibia, the extension of the Elkview Coal contract in British Colombia, the extension of contracts for both the Colowyo Coal and Western Energy contracts. The Company is aggressively marketing its explosive products in the Eastern United States and has made an additional commitment, due to increasing market demand, to expand the facilities in West Virginia.

Description of Business

     Products and Markets: The Company, through its subsidiaries, licensees and joint ventures, services primarily the surface mining industry. The products are divided into explosives and related products and liquid sodium cyanide.

     Explosives: In the explosives business the Company's products are used in the blasting operations for surface mines in base and precious metals, coal and industrial minerals. The explosive products are divided into four major categories: (1) HEF, a proprietary oil-in-water emulsified oxidizer which enhances the quality and control of the explosion or blast at the mine in order to produce more consistent breakage of ore, (2) sale of bulk ammonium nitrate prill used with HEF and in ANFO, a common explosive blasting agent used in surface boreholes which is made from the ammonium nitrate prill mixed with number 2 diesel fuel, (3) third-party explosives and accessories, such as boosters, detonating cords, etc. in order to fully support the blasting efforts at customers' mines, and recently (4) packaged explosives (EMGEL) which are currently being manufactured at the Company's West Virginia Plant. In September 1993, the Company was granted a patent on the compositions and methods used to formulate this unique explosive and has recently introduced EMGEL which is a water-in-oil type emulsion explosive produced by emulsifying a water solution of oxidizer salts into a blend of oils. The emulsion is then packaged into small polyethylene cartridges or "chubs" using a special form and fill machine designed by the Company. A variety of cartridge diameters and lengths can be produced. As the emulsion is being loaded into the cartridges a trace quantity of a cross-linking chemical is added to the composition which reacts with one of the oils and polymerizes or crosslinks the entire mass into a soft, rubber-like material. The uniquely crosslinked emulsion is very stable and the package or cartridge can be punctured or split without product spills. This significantly improves the handling characteristics of the explosive and provides additional safety in transportation, storage and use.

     With the addition of packaged explosives, the Company is prepared to market into worldwide niche markets. With both HEF and EMGEL, the Company is able to joint venture the technology and manufacturing plants on a relatively small scale and penetrate markets where freight or availability of quality products have been unavailable due to cost or inadequate infrastructure.

     In the U.S. and Canadian markets, the Company markets and services the mine sites directly for its own account. The U.S. markets are concentrated in the West Virginia coal belt, Wyoming, Montana and Colorado Coal belts, Western surface gold operations, principally in Nevada, and industrial minerals in California. Metals, tar sands and coal mining operations in western and central Canada are also major markets where the Company markets for its own account.

     The Company has had the policy of marketing its HEF technology by licensing the technology directly to mines or through existing explosive manufacturers or supply companies in foreign markets. Currently, the Company has licenses in South Africa, Australia, Namibia, India, and Thailand. The Company plans to continue its licensing activities in certain jurisdictions, but as stated earlier, the Company has undertaken a major shift of policy toward creating long-term equity positions through strategic alliances with existing suppliers and government entities in developing countries. Because there are inherent economic and political risks in these developing economies, business risks are higher than in more advanced economies. The Company's strategy is to join with local suppliers or government entities where there is a substantial probability that the alliance will survive political and economic changes over time. The intent is to provide technology and other unique services which will build a partnering relationship between the Company and the foreign market such that its need will be readily apparent and vital to the viability of the particular market niche.

     Sodium Cyanide: The Company's joint venture with Degussa Corporation for producing and marketing liquid sodium cyanide from the Winnemucca, Nevada plant has concentrated on quality and service. There are principally two types of products marketed to the gold mines for their heap leaching process: (1) a solid "briquette" sodium cyanide product which requires handling and physical dissolution before use and (2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes ready-to-use by the mining customer. In addition to the handling qualities of liquids, the cost for the product is substantially lower than for solid products when handling costs and chemical adjustment costs are taken into account.

     Since the liquid product is shipped by truck from the plant to the mine site in a solution of 30% sodium cyanide and 70% water, freight costs are very significant and must be managed carefully in terms of safety, environmental protection and cost. Cyanco has proven its ability to provide quality and cost effective delivery service to its mining customers. Cyanco has contracted this dedicated service with Transwood Inc., an Omaha, Nebraska company, formerly known as Herman Brothers. Cyanco renewed its contract with Transwood for an additional five years
commencing January 1, 1995.   At the end of 1995 delivery of liquified
products into the mine operator's tanks comprised over 90% of all cyanide used in our freight logical market.

     One of Cyanco's advantages over its competitors in the liquid market is that it is the only producer of liquid which is manufactured completely from raw materials at its plant in the gold district. Other competitors either ship liquid product by rail to a transfer facility and then on to the mines by truck or tanker or they ship in their solid products from distant plants and then have dissolution tanks or special tankers which allow for dissolution before discharging into mine site vessels. Cyanco's competition is limited in its ability to react quickly to changes in the market and to technological changes. Cyanco is positioned to efficiently take advantage of these changes.

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

     Explosives:         Company        % of Sales

                        Company A           23%
                        Company B           21%

Loss of these customers, which is not expected to occur, could adversely affect 1997 sales. In most cases the Company has long-term contracts with its customers.

     Patents, Trademarks and Licenses: The Company is the holder of six U.S. patents, four of which relate to the composition and control of its HEF and EMGEL emulsion products and two of which relate to methods of delivery of explosives product at the mine site. These patents, which are not deemed material to the Company's ability to compete in the explosives business, expire at various dates beginning in 1999 and ending in 2013. The Company has obtained similar patents in key foreign countries and has licensed the manufacture and sale of HEF and EMGEL to several companies in Africa, Australia, India, and Thailand.

     The composition of E-21, the Company's proprietary ingredient upon which its HEF emulsion product is based, is deemed an important trade secret by the Company. The Company has also trademarked HEF as a component of its bulk blasting agent and EMGEL as its crosslinked packaged emulsion explosive. The trademark is registered in the United States, Canada and South Africa .

     In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc. ("Mitsubishi"), a Japanese corporation, in consideration of payment of a one-time licensee fee, a non-exclusive license of a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco Plant.

          Research and Development: Expenditures for technical research and development for the fiscal years ended December 31, 1996 and 1995 were $503,000 and $478,000, respectively. The Company actively conducts research on product improvement and development. The expenditures in each of the years ending December 31, 1996 and 1995 were related to the Company's explosives business. There has not been any customer-sponsored research and development.

     Raw Materials: The Company has not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its explosives products and does not expect significant difficulty in obtaining raw materials in the future. Where supply may be inconsistent in underdeveloped countries, the company's policy has been to acquire sufficient quantities to anticipate the supply inconsistency.

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

     Contracts for raw materials required for the production of liquid sodium cyanide by Cyanco have been obtained. Cyanco has entered into long term firm transportation agreements with Paiute Pipeline and Northwest Pipeline for transportation services of natural gas to the Cyanco facility. Cyanco has not had difficulty in obtaining other necessary raw materials and does not believe that its business is materially dependent upon any one of its existing contracts. Alternative sources of supply are available for raw materials.

     Competition: The manufacture and sale of bulk and packaged explosives and related equipment is a highly competitive business with particular emphasis in recent years on price. This emphasis on price continues to affect gross profit margins because the Company has offered price reductions in response to lower prices offered by its competitors. The Company, in its efforts to develop, manufacture and sell its products, is competing with a number of companies having greater financial resources and well established relationships in the industry. The Company believes that ICI Explosives and Dyno Nobel are significant competitors in the industry. The competitive position of the Company is not presently significant; however, the Company believes its bulk explosives and packaged products have a number of advantages in product performance and safety over products of its competitors. (See "Products and Marketing".)

     The Cyanco Plant represents one of two sources of delivered liquid sodium cyanide in the western United States. The market for sodium cyanide briquette or dry form in the United States is dominated by E.I. DuPont Nemours ("DuPont") and Degussa Corporation. Cyanco competes with DuPont and another company which markets delivered liquid sodium cyanide in the freight logical market area. The Company believes that the important competitive factors in the liquid sodium cyanide market are location, service and quality, and that Cyanco's geographical location in Nevada and its ability to deliver to customers in liquid form represent important competitive advantages.

     Employees: The Company employs 65 full time employees in its U.S. and Canadian explosives operations. Employment at joint ventures include 28 permanent employees at the Cyanco Plant in Winnemucca, Nevada, 14 employees in Colombia, 3 employees in Ghana, and 14 employees in Uzbekistan. The Company and its joint ventures consider relations with their employees to be very good.

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

Item 2:        Properties

     The corporate offices of the Company are located at 5284 South Commerce Drive, Suite C-244, Salt Lake City, Utah, and comprise approximately 6,885 square feet. The Company's current lease continues through March 1997 at a monthly rental of $7,172. The Company purchased a commercial tract of land in May 1994 consisting of approximately 1.8 acres for the purpose of constructing office and lab facilities. The property was purchased for approximately $107,000 and property taxes and insurance will cost approximately $6,000 annually. The Company began construction of its corporate offices on the property in September 1996 and the move in date has been scheduled for the week of the 28th of March, 1997. The corporate office building with adjacent research and lab facilities will be financed out of cash flow at a cost of approximately $900,000. The new corporate address will be 8805 South Sandy Parkway, Sandy, UT 84070-6408.

     The Company manufactures HEF and EMGEL for sale to its mine customers at facilities located on mine sites or adjacent to mine sites, typically under leases tied to supply agreements. Its joint venture facilities in Colombia, Uzbekistan and Ghana are located on mine or production facilities of a major customer. The land position is normally a lease or similar arrangement at no cost tied to the terms under the enacting contract. Water, sewer, electricity and other infrastructure necessities are supplied by the customer's facilities.

     The Company also leases a 640-acre site in Tooele County, Utah, which is equipped with a fully developed test range and explosives magazine facility. The Company currently leases the property on a year to year basis. The rent on the property is approximately $12,000 per year.

     The Company leases approximately 422 acres in Boone County, West Virginia which it uses for manufacturing commercial explosives and emulsions and for storing and maintaining related trucks, equipment and plant facilities and for other related purposes. Rent on the property is approximately $6,000 per year. Renewal of the lease is available on a month-to-month basis. The Company is in negotiations with the new owner either to purchase or re-lease the property on a longer term basis.

     Cyanco is the owner of approximately five-hundred fifty (550) acres located near Winnemucca, in Humboldt County, Nevada, upon which the Cyanco Plant is located. The Cyanco plant is being expanded to include a back-up production facility having an equal capacity to the existing facility which is currently rated at a nominal capacity of 43 million pounds per year.

     The property and facilities of the Company and Cyanco are deemed adequate and suitable for their respective operations.

Item 3:        Legal Proceedings

     In December 1992 the Company was named as a defendant in an action filed in the Federal Court of Canada, Trial Division, by Hanex Products, Inc., Explosives Limited and Bulk Explosives Limited, as plaintiffs. The plaintiffs allege that they are the owner, licensee and sublicensee, respectively, of a patent covering a blasting or explosive composition and that the Company is manufacturing, selling and supplying explosive compositions (various HEF blends) in Canada which infringe claims of the patent owned or utilized by defendants. Plaintiffs have sought a declaration of the patent's validity, an injunction restraining the Company from making or selling its explosive composition, damages or an accounting of the Company's profits, whichever is greater, and for costs. In February 1993 the Company filed a Defense to plaintiff's Statement of Claim denying the validity or enforceability of the patent and any infringement thereof, asserting that plaintiffs lack standing to bring the action and requesting that the action be dismissed. There has been no substantive activity on the suit since 1994.

     On January 18, 1993 the Company filed in Court of Queens Bench of Alberta, Canada an action against Rayco Steel, Ltd. and Nebojsa Vasic for negligence and breach of contract. The claim by the Company is in connection with the collapse of a Company owned silo located at the Company's operations at Suncor near Fort McMurray, Alberta, Canada. The Company seeks damages in an amount exceeding $400,000 (U.S.). The defendants have responded and denied liability. An affidavit of readiness for trial has been completed and a pre-trial conference has been set in April 1997, and it is anticipated that a trial date will then be set in 1998.

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
                                         ______Bid Prices______
                                           High           Low

          1996 First Quarter              $10.25         $6.63
               Second Quarter              19.00          9.13
               Third Quarter               14.00          8.88
               Fourth Quarter              13.50          9.50

          1995 First Quarter               $3.69         $2.75
               Second Quarter               4.50          3.25
               Third Quarter                5.50          3.75
               Fourth Quarter               6.34          4.25

          (b) Approximate number of equity security holders. The approximate number of record holders of the Company's Common Stock as of March 7, 1997 was 649 which does not include shareholders whose stock is held through securities position listings.

          (c)  Dividends and Stock Distributions.  The company paid
     cash dividends of $108,931 or $.015 per share on December 20, 1996. The Company paid cash dividends on its common stock in the amount of $82,810 or $.015 per share on December 29, 1995. A cash dividend of $51,087 or $.01 per share was paid in 1994. Payment of dividends is within the discretion of the Company's Board of Directors and there are no restrictions that limit the ability to pay dividends on the Common Stock of the Company. During the fourth quarter 1996, the company issued stock distributions of 573,910 shares on October 15, 1996 and 946,981 shares on December 10, 1996. The combined stock
     split amounted to 26.5%.    On July 21, 1995 the Company issued a 5%
     stock dividend or 261,885 shares.

Item 6: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

     Revenues of the Company are a result of primarily two major sources of the Company's business:
(1) MSI activities, and (2) Income from equity joint ventures. Income derived from equity joint ventures is reportable as revenue under the Equity Method of accounting. In order to properly demonstrate the operations of the Company, the following table is presented to show a comparison of Revenue of the Company for the years ended December 31, 1996 and December 31, 1995.

                                           Amount
          Joint        Joint              Included
         Venture      Venture                MSI                      Total
          Sales      Net Income  Co's %    Revenue    MSI Revenue    Revenue
       -----------  -----------  -------  ----------  -----------  -----------

1996   $31,598,000  $10,610,000    50%    $5,305,000  $19,867,000  $25,172,000
1995   $25,300,000  $ 6,212,000    50%    $3,106,000  $20,172,000  $23,278,000

     Total revenues for the Company show an 8% increase between 1995 and 1996. This was due to the increase of MSI's revenue attributable to its share of income from joint ventures. A major low margin account of MSI was discontinued in the West early in 1996. Increased sales in the East did not materialize until late in 1996 accounting for the decrease in U.S. sales during 1996. Increased sales for explosives are expected for 1997 resulting from major contracts in the East, increased EMGEL sales and operations in joint ventures.

     Net income of $4,545,000 for 1996 increased by approximately $1,782,000 or nearly 64% over that earned in 1995. Pre-tax earnings increased from $3,269,000 in 1995 to $5,960,000 in 1996 which represents an 82% increase. Assuming political, economic and financial conditions remain stable world-wide, income should continue to increase during 1997.
However, the effective tax rate for 1997 should be closer to the statutory rate than was the 23% effective tax rate experienced in 1996. The Company does not expect any significant change in the availability of raw materials and is unaware of any known adverse raw material changes in supplies or pricing which may adversely affect the Company's operations in the near future.

Liquidity and Capital Resources

     The primary source for the Company's financial resources is from operations. The Company maintained a revolving annual line of credit with its bank in Salt Lake City, Utah in the amount of $1,500,000 bearing interest at the bank's prime rate and an equipment line of credit maturing in five years in the amount of $1,000,000 bearing interest at prime on refinanced equipment and prime plus 1/2 of 1% on purchased new equipment. At year end 1996, the revolving annual line was not utilized and $709,000 of the equipment line was utilized. Net Cash provided from operations increased $1,261,000 from $1,669,000 during 1995 to $2,930,000 in 1996.
Capital expenditures during 1996 increased by approximately $2,500,000 over that spent in 1995 due primarily to investment in joint ventures and commencement of construction on the Corporate offices.

     Due to the continued development of joint ventures, the Company estimates that approximately $1,500,000 will be spent by MSI in combined development of joint ventures overseas in addition to the final stages of the backup facility at Cyanco scheduled for completion in March 1997. Additional capital requirements for expansion of the EMGEL plant in West
Virginia will require approximately $500,000.   Completion of the corporate
office complex scheduled for April 1997 will require an additional $600,000. Other research and development costs should reach $500,000 during 1997. Cash flow from operations likely will be adequate to cover these costs in addition to servicing long-term debt in the amount of approximately $200,000 in 1997. The Company's revolving credit and equipment facility will be adequate to provide for working capital and capital spending fluctuations in the ongoing capital needs of current and projected projects.

     Because of the political and financial risks associated with third-world countries, there exists a substantial risk that money invested in those jurisdictions may erode due to the inflationary economies which exist. Also, the internal balance of payments and capital shortages existing in those countries may limit the ability to convert remittances into hard currency. In addition, there exists substantial political risk that could negatively impact the ability to repatriate the Company's profits and investments; however, the recent past and current environments appear to be positive for foreign investors. Management intends to use appropriate transfer payments, loans and other credit facilities to minimize the risks inherent in doing business in less developed countries and to joint venture its enterprises with local governments or strong financial partners to ameliorate the effect of international business risks while positioning for equity ownership in profitable world-wide niche markets.

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


Item 8: Changes In and Disagreements With Accountants on Accounting and Financial Data

     None.

                                 PART III

Item 9:        Directors, Executive Officers, Promoters and Control Persons;
               Compliance with Section 16(a) of the Exchange Act

     The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 6, 1997 Annual Meeting of Stockholders entitled "Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act."

Item 10:  Executive Compensation

     The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 6, 1997 Annual Meeting of Stockholders entitled "Executive Compensation" and "Director Compensation."

Item 11:       Security Ownership of Certain Beneficial Owners and Management

     The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 6, 1997 Annual Meeting of Stockholders entitled "Security Ownership of and Certain Beneficial Owners and Management."


Item 12:       Certain Relationships and Related Transactions

     The information required hereunder is incorporated by reference from the sections of the Company's Information Statement filed in connection with its May 6, 1997 Annual Meeting of Stockholders entitled "Certain Relationships and Related Transactions."

Item 13:       Exhibits and Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended December 31, 1996 or during the period covered by this report. The exhibits filed as part of this report are listed below.


  No.     Page No.                  Description
--------------------------------------------------------------------------
  3(i). Articles of Incorporation and Bylaws. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 1985.) Amendment to Articles of Incorporation to reflect the one-for-five reverse stock split which became effective June 15, 1987. (Incorporated by reference from the Form 10-K Report filed by the Company for the fiscal year ended December 31, 1987).

  3(ii).            Bylaws of the Corporation as amended March 1, 1988.
                    (Incorporated by reference from the Form 10-K Report filed by the Company for the fiscal year ended December 31, 1987).

  4. 1988 Nonqualified Stock Option Plan. (Incorporated by reference from the Form 10-K Report filed by the Company for the fiscal year ended December 31, 1987.)

  10. Material contracts: Joint venture (shareholder) agreement between the Company and Norsk Hydro for joint venture in Colombia, joint venture (shareholder) agreement between the Company and Omnia Group via Chemical Holding International Limited, and extension of license agreement with Bulk Mining Explosives via Dawnholding Company

  21.               List of Subsidiaries

  27.               Financial data schedule

                              SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              MINING SERVICES INTERNATIONAL CORPORATION



                              /s/ John T. Day
                              ------------------------------------------
                               John T. Day, President


                              Date: March 7, 1997

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


     Signatures              Capacity in Which Signed              Date
------------------------------------------------------------------------------

/s/ Edward Neff Bagley     Chairman of the Board of Directors    March 7, 1997
------------------------
Edward Neff Bagley


/s/ Lex L. Udy             Vice Chairman and Secretary           March 7, 1997
------------------------   and Director
Lex L. Udy


/s/ John T. Day            President and Chief Executive         March 7, 1997
------------------------   Officer and Director (Principal
John T. Day                Executive Officer)



/s/ Edward Dallin Bagley   Director                              March 7, 1997
------------------------
Edward Dallin Bagley


/s/ Nathan L. Wade         Director                              March 7, 1997
------------------------
Nathan L. Wade


/s/ Duane W. Moss          Chief Financial Officer and           March 7, 1997
------------------------   Legal Counsel
Duane W. Moss

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Index to Consolidated Financial Statements







                                                                Page


Report of Tanner + Co.                                          F-2


Consolidated balance sheet                                      F-3


Consolidated statement of income                                F-4


Consolidated statement of shareholders' equity                  F-5


Consolidated statement of cash flows                            F-6


Notes to consolidated financial statements                      F-7

                      INDEPENDENT AUDITORS' REPORT








               To the Board of Directors and Stockholders of Mining Services International Corporation


               We have audited the consolidated balance sheet of Mining Services International Corporation as of December 31, 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1996 and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

               In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mining Services International Corporation as of December 31, 1996, and the results of their operations and their cash flows for the years ended December 31, 1996 and 1995 in conformity with generally accepted accounting principles.



               Tanner+Co.



               Salt Lake City, Utah
               February 25, 1997

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                                   Consolidated Balance Sheet

                                                            December 31, 1996

              Assets

Current assets:
     Cash                                                       $     732,000
     Receivables, net                                               2,589,000
     Inventories                                                    1,124,000
     Prepaid expenses                                                 136,000
                                                                --------------
              Total current assets                                  4,581,000

Property, plant and equipment, net                                  3,201,000
Investment in joint ventures                                       11,894,000
Other assets                                                          170,000
                                                                --------------
                                                                $  19,846,000
                                                                ==============

              Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                      $   1,916,000
     Current portion of long-term debt                                147,000
                                                                --------------
              Total current liabilities                             2,063,000
                                                                --------------
Long-term debt                                                        567,000
Deferred income taxes                                               1,447,000
                                                                --------------
              Total liabilities                                     4,077,000
                                                                --------------
Commitments and contingencies                                             -

Shareholders' equity:
     Common stock, $.001 par value, 500,000,000 shares
       authorized; 7,258,944 shares issued an                           7,000

     Capital in excess of par value                                 6,230,000
     Notes receivable from stock sales                               (789,000)
     Retained earnings                                             10,321,000
                                                                --------------
              Total shareholders' equity                           15,769,000
                                                                --------------
                                                                $  19,846,000
                                                                ==============

See accompanying notes to consolidated financial statements               F-3

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                             Consolidated Statement of Income

                                                     Years Ended December 31,



                                                     1996          1995
                                               ---------------------------
Revenue:
         Net sales                             $ 18,324,000  $ 18,893,000
         Royalties                                1,543,000     1,279,000
         Equity in earnings of joint venture      5,305,000     3,106,000
                                               ---------------------------
                                                 25,172,000    23,278,000
                                               ---------------------------
Costs and expenses:
         Costs of sales                          17,523,000    18,290,000
         General and administrative               1,062,000     1,178,000
         Research and development                   503,000       478,000
                                               ---------------------------
                                                 19,088,000    19,946,000
                                               ---------------------------
Income from operations                            6,084,000     3,332,000

Other expense, net                                 (124,000)      (63,000)
                                               ---------------------------
Income before provision for income taxes          5,960,000     3,269,000

Provision for income taxes:
         Current                                   (943,000)     (390,000)
         Deferred                                  (472,000)     (116,000)
                                               ---------------------------
                 Net income                    $  4,545,000  $  2,763,000
                                               ===========================
Earnings per common and common equivalent
 shares                                        $        .71  $        .49
                                               ===========================
Weighted average number of common and common
equivalent shares                                 6,432,000     5,642,000
                                               ===========================



See accompanying notes to consolidated financial statements               F-4

                                    MINING SERVICES INTERNATIONAL CORPORATION
                               Consolidated Statement of Shareholders' Equity

                                       Years Ended December 31, 1996 and 1995



                                                Capital in     Notes
                             Common Stock       Excess of    Receivable                 Treasury Stock
                        ---------------------       Par      from Stock   Retained  ---------------------
                           Shares      Amount      Value       Sales      Earnings    Shares      Amount
                        ---------------------------------------------------------------------------------
Balance at
January 1, 1995          5,180,728 $   6,000 $  4,697,000 $  (469,000) $  4,285,000  (72,000) $  (90,000)

Shares issued under
stock option plan          166,390       -        247,000     (46,000)          -        -           -


Payments made on notes
receivable from stock
sales                          -         -            -         6,000           -        -           -

Stock dividends paid       261,885       -      1,080,000         -      (1,080,000)     -           -

Treasury stock retired     (72,000)      -        (90,000)        -             -     72,000      90,000

Shares retired in
payment of interest on
notes receivable            (6,332)      -        (26,000)        -             -        -           -

Shares retired to
exercise stock options      (5,226)      -        (20,000)        -             -        -           -

Shares surrendered             100       -            -           -             -        -           -

Cash dividends paid            -         -            -           -         (82,000)     -           -

Net income                     -         -            -           -       2,763,000      -           -
                        ---------------------------------------------------------------------------------
Balance at
December 31, 1995        5,525,545     6,000    5,888,000    (509,000)    5,886,000      -           -

Shares issued under
stock option plan          228,011       -        459,000    (280,000)          -        -           -

Stock split-up effected
in the form of a
distribution             1,515,709     1,000          -           -          (1,000)     -           -

Shares retired in
payment of interest on
notes receivable           (10,321)      -       (117,000)        -             -        -           -

Cash dividends paid            -         -            -           -        (109,000)     -           -

Net income                     -         -            -           -       4,545,000      -           -
                        ---------------------------------------------------------------------------------
Balance at
December 31, 1996        7,258,944     7,000    6,230,000    (789,000)   10,321,000      -           -
                        =================================================================================

See accompanying notes to consolidated financial statements               F-5

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                         Consolidated Statement of Cash Flows

                                                      Year Ended December 31,

                                                        1996           1995
                                                   ---------------------------
Cash flows from operating activities:
   Net income                                      $ 4,545,000    $ 2,763,000
   Adjustments to reconcile net income to net cash
     provided by operating activities:
      Depreciation and amortization                    593,000        495,000
      Provision for losses on accounts receivable          -          (18,000)
      Loss on disposal of equipment                    147,000          9,000
      Reserve for impairment of long-term assets        40,000            -
      Interest income on common stock notes recei     (117,000)       (26,000)
      Undistributed earnings of joint ventures      (2,805,000)      (877,000)
      Deferred income taxes                            472,000        116,000
      Changes in assets and liabilities:
          Decrease (increase) in receivables           122,000       (512,000)
          Increase in inventories                     (267,000)      (329,000)
          (Increase) decrease in prepaid expenses      (18,000)       109,000
          Increase in accounts payable and accrued
            expenses                                   159,000        257,000
          Decrease in deferred gain on sale and
            leaseback                                  (12,000)       (51,000)
          Decrease (Increase) in other assets           71,000       (267,000)
                                                   ---------------------------
                 Net cash provided by
                 operating activities                2,930,000      1,669,000
                                                   ---------------------------
Cash flows from investing activities:
   Proceeds from the sale of plant and equipment       140,000          5,000
   Purchase of plant and equipment                  (1,549,000)      (840,000)
   Investment in joint ventures                     (1,797,000)           -
                                                   ---------------------------
                 Net cash used in
                 investing activities               (3,206,000)      (835,000)
                                                   ---------------------------
Cash flows form financing activities:
   Issuance of common stock                            179,000        181,000
   Payments received on notes receivable from
     stock sales                                           -            6,000
   Proceeds from long-term debt                        311,000            -
   Payments on long-term debt                         (182,000)      (239,000)
   Cash dividend paid                                 (109,000)       (82,000)
                                                   ---------------------------
                 Net cash provided by (used in)
                 financing activities                  199,000       (134,000)
                                                   ---------------------------

Net (decrease) increase in cash                        (77,000)       700,000

Cash, beginning of year                                809,000        109,000
                                                   ---------------------------
Cash, end of year                                  $   732,000    $   809,000
                                                   ===========================

See accompanying notes to consolidated financial statements               F-6

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements

                                                   December 31, 1996 and 1995

1.  Summary of          Mining Services International Corporation (the
    Business            Company) and its wholly owned subsidiaries, West Coast
    and                 Explosives Limited, MSI Chemicals Ltd., and MSI Turon
    Significant         Limited (MSI Turon), are primarily engaged in the
    Acconting           development, manufacture and sale of bulk explosives
    Policies            and related support and services.  In addition, Nevada
                        Chemicals, Inc. has a fifty percent interest in Cyanco
                        Company (Cyanco), a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. The financial statements reflect the investment in joint ventures of which the Company owns a 50% or less under the equity method of accounting.
                        Summarized financial information for such joint ventures is included in note 14.

                        During 1995 the Company entered into an Agreement with Production Association "Ammofos" of Almalyk, the Republic of Uzbekistan (PAA) a government owned chemical producer. The Agreement creates a joint venture with MSI Turon and PAA which will operate under a limited liability enterprise organized under Uzbekistan laws. The enterprise is called Turon-MSI Ltd., in which MSI Turon holds a 51% interest and PAA holds a 49% interest. MSI Turon has committed to supply plant and equipment along with its technological know-how in return for its controlling interest in the joint venture and PAA has committed to provide the infrastructure of the plant. As of December 31, 1996, the Company had expended approximately $565,000 related to plant and equipment located in Uzbekistan. The plant has produced test shots and is ready for production pending final governmental approval of the procedures, safety, and technical issues.

                        During 1996, the Company entered into an agreement to form a joint venture to manufacture and supply explosives in Colombia. The joint venture operates as a Grand Cayman Company and is called Cayman Mining Services Limited (CMS). The Company has a 50% interest in CMS which in turn virtually owns all of Colombia Mining Supply and Services Limited, a Colombia-based company engaged in the development, manufacture, and sale of bulk explosives in Colombia under the control of the military. The plant began operations in January 1997.

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued




1.  Summary of          Principles of consolidation
    Business            The consolidated financial statements include the
    and                 accounts of the Company, and its subsidiaries.  All
    Significant         significant intercompany balances and transactions
    Accounting          have been eliminated.
    Policies
    Continued           Cash Equivalents
                        For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

                        Inventories
                        Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out
                        (FIFO) method.

                        Property, Plant and Equipment
                        Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property, plant and equipment is determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on sale of property, plant and equipment are reflected in net income.

                        Other Assets
                        Certain items included in other assets are amortized over five years using the straight-line method. Amortization expense totaled $8,000 and $15,000 in 1996 and 1995, respectively.

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

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued

1.  Summary of          Concentration of Credit Risk - Continued
    Business            The Company's customer base consists primarily of
    and                 mining companies.  Although the Company is directly
    Significant         affected by the well-being of the mining industry,
    Accounting          management does not believe significant credit risk
    Policies            exists at December 31, 1996.
    Continued
                        The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such account and believes it is not exposed to any significant credit risk on cash and cash equivalents.

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

                        Reclassifications
                        Certain accounts in the 1995 financial statements have been reclassified to conform with the current year presentation.

2.  Detail of           Receivables:
    Certain                Trade receivables                     $  2,432,000
    Balance                Less allowance for doubtful accounts       (10,000)
    Sheet                  Income tax refund receivable               110,000
    Accounts               Related party receivables                   57,000
                                                                 -------------
                                                                 $  2,589,000
                                                                 =============
                        Inventories:
                           Raw materials                         $    421,000
                           Finished goods                             703,000
                                                                 -------------
                                                                 $  1,124,000
                                                                 =============

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued

2.  Detail of           Accounts payable and accrued expenses:
    Certain                Trade payables                        $  1,256,000
    Balance                Accrued expenses                           660,000
    Sheet                                                        ------------
    Accounts                                                     $  1,916,000
    Continued                                                    ============

3.  Property,           Property, plant and equipment consists of the
    Plant and            following:
    Equipment
                           Support equipment and fixtures        $  4,383,000
                           Plant equipment and fixtures             3,434,000
                           Office equipment and fixtures              416,000
                           Vehicles                                   528,000
                           Land                                       107,000
                                                                 -------------
                                                                    8,868,000

                           Less accumulated depreciation and
                             amortization                          (5,667,000)
                                                                 -------------
                                                                 $  3,201,000
                                                                 =============

4.  Bank Line           The Company has a bank line-of-credit agreement which
    of                  allows the Company to borrow a maximum amount of
    Credit              $1,500,000 at an interest rate equal to the bank's
                        prime rate. The line-of-credit matures on April 30, 1997, is secured by receivables and inventory and had no outstanding balance at December 31, 1996. The maximum balance outstanding under the agreement during 1996 was $1,105,000.

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued

5.  Long-Term           Long-term debt is comprised of the following:
    Debt
                        Note payable to a bank, in monthly
                        installments of $552, including interest
                        at 7.5%, secured by a vehicle            $      5,000

                        Equipment line-of-credit agreement which
                        allows the Company to borrow a maximum
                        amount of $1,000,000 at an interest rate
                        equal to the bank's prime rate for
                        refinanced equipment and the bank's prime
                        rate plus .5 percent for new equipment
                        acquisitions.  The line-of-credit matures
                        in March of 2001 and is secured by
                        equipment                                     709,000
                                                                 -------------
                                                                      714,000

                        Less current portion                         (147,000)
                                                                 -------------
                                                                 $    567,000
                                                                 =============




                        Future maturities of long-term debt are as follows:

                                Year                                 Amount
                                ----                             -------------
                                1997                             $    147,000
                                1998                                  154,000
                                1999                                  167,000
                                2000                                  182,000
                                2001                                   64,000
                                                                 -------------
                                                                 $    714,000
                                                                 =============

6.  Notes               During the years ended December 31, 1996 and 1995,
    Receivables         certain employees and officers exercised stock options
    from Stock          in exchange for long-term notes, not exceeding 30
    Sales               months, which bear interest at the LIBOR rate plus 1
                        to 3 percent, adjusted annually. The notes are collateralized by the stock issued upon exercise of the stock options and interest is payable annually.

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued

7.  Income              The current provision for income taxes represents
    Taxes               federal income taxes and includes taxes withheld on
                        royalties by foreign countries.

                        The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                                           Year Ended
                                                          December 31,
                                                      ------------------------
                                                          1996        1995
                                                      ------------------------
                          Federal income tax
                           provision at statutory
                           rate                       $(2,026,000) $(1,111,000)
                          Stock options                   585,000      124,000
                          Change in valuation
                           allowance                          -        517,000
                          Life insurance and meals         (1,000)     (18,000)
                          Other                            27,000      (18,000)
                                                      -------------------------
                                                      $(1,415,000)   $(506,000)
                                                      =========================

                        At December 31, 1996, the Company has investment tax credit and foreign tax credit carryforwards available to offset future taxable income and taxes payable as follows:

                                                     Investment    Foreign
                                                        Tax          Tax
                        Expiration date:               Credit       Credit
                                                     -----------------------
                                1997                 $   63,000  $  111,000
                                1998                     22,000     123,000
                                1999                      6,000     164,000
                                2000                     19,000     173,000
                                2001                        -       275,000
                                2005                        -           -
                                2006                        -           -
                                                     -----------------------
                                                     $  110,000  $  846,000
                                                     =======================

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued

7.  Income              The investment tax credit carryforwards are reported
    Taxes               net of the 35 percent reduction required by the Tax
    Continued           Reform Act of 1986.  If certain substantial changes in
                        the Company's ownership should occur, there would be an annual limitation on the amount of carryforwards which can be utilized.

                        Deferred tax assets (liabilities) are comprised of the following:

                           Depreciation                          $  (1,987,000)
                           Alternative minimum tax carryforward         10,000
                           Investment and foreign tax credit
                           carryforwards                               509,000
                           Other                                        21,000
                                                                 --------------
                                                                 $  (1,447,000)
                                                                 ==============
8.  Supplemental        During the year ended December 31, 1996:
    Cash Flow
    Information         -    The Company issued common stock in exchange for
                             long-term notes receivable of $280,000.

                        - The Company capitalized retained earnings of $1,000 due to the issuance of a 25% stock split-up effected in the form of a distribution.

                        - Officers/shareholders retired common stock with a market value of $117,000 in order to pay interest on notes receivable from stock sales.

                        - The Company refinanced long-term debt in the amount of $413,000 and reduced deferred gain on sale leasebacks in exchange for long-term debt of $72,000.

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued


8.  Supplemental        During the year ended December 31, 1995:
    Cash Flow
    Information         -    The Company retired treasury stock by reducing
    Continued                capital in excess of par value by $90,000.

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

                        Actual amounts paid for interest and income taxes are as follows:



                                                            Year Ended
                                                            December 31,
                                                          1996        1995
                                                       ----------------------
                          Interest                     $  77,000   $  74,000
                                                       ======================
                          Income taxes                 $ 500,000   $ 495,000
                                                       ======================

9.  Related Party       The Company performs certain functions for Cyanco for
    Transactions        which it receives a fee.  The Company records the fee
                        as an offset to costs of sales.  These fees totaled
                        $420,000 and $357,000 during 1996 and 1995,
                        respectively.

                        At December 31, 1996, the Company currently has a receivable of $57,000 from Cyanco.

10. Major               The Company is primarily engaged in the development
    Customers           and manufacture of mining chemicals, including bulk
    and Export          explosives and sodium cyanide, and related equipment.
    Sales

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued

10. Major               Sales to major customers which exceeded 10 percent of
    Customers           net sales are as follows:
    and Export
    Sales                                                 Year Ended
    Continued                                             December 31,
                                                    ------------------------
                                                        1996       1995
                                                    ------------------------
                          Company A                 $ 4,184,000 $ 5,882,000
                          Company B                 $ 3,919,000 $ 3,483,000
                          Company C                 $       -   $ 2,268,000

                        Export sales to unaffiliated customers were $5,060,000 and $4,371,000 in 1996 and 1995, respectively. All major export sales were made to Canada.


11. Non-Qualified       Under the Non-Qualified Stock Option Plan (the Option
    Stock Option        Plan), as amended in 1988, 1990, 1992 and 1993, a
    Plan                maximum of 1,315,130 options may be granted to
                        purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.

                        Information regarding the Option Plan is summarized below:

                                                                     Options
                                                         Number of    Price
                                                          Options   Per Share
                                                        ----------------------
                         Outstanding at December
                           31, 1995                       653,110  $ .96-5.75
                          Granted                         120,368    .82-8.00
                          Exercised                      (228,011)   .96-8.00
                          Expired                          (7,875)       2.26
                                                        ----------------------
                         Outstanding at December
                         31, 1996                         537,592  $ .82-4.55
                                                        ======================

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued


11. Non-Qualified       Options exercisable and shares available for future
    Stock Option         grant are as follows:
    Plan
    Continued                                                 December 31,
                                                            1996       1995
                                                        --------------------
                        Options exercisable                72,706    212,110
                        Shares available for grant        271,866    193,800


12. Stock-Based         In October 1995, the Financial Accounting Standards
    Compensation        Board issued Statement of Financial Accounting
                        Standards No. 123, "Accounting for Stock-Based
                        Compensation" (FAS 123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board (APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1996 and 1995 consistent with the provisions of FAS No.
                        123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:

                                                             December 31,
                                                          1996        1995
                                                      -----------------------
                          Net Income - as reported    $ 4,545,000 $ 2,763,000
                          Net Income - pro forma      $ 4,465,000 $ 2,649,000
                          Earnings per share - as
                            reported                  $       .71 $       .49
                          Earnings per share -
                            pro forma                 $       .69 $       .47
                                                      =======================

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued



12. Stock-Based         The fair value of each option grant is estimated in
    Compensation        the date of grant using the Black-Scholes option
    Continued           pricing model with the following assumptions:

                                                              December 31,
                                                            1996        1995
                                                         ---------------------
                         Expected dividend yield         $    .0125  $   .0125
                         Expected stock price
                           volatility                          49 %       49 %
                         Risk-free interest rate               4.5%       4.5%
                         Expected life of options           3 years 2-10 years
                                                         =====================

                        The weighted average fair value of options granted during 1996 and 1995 are $2.97 and $2.38 respectively. The following table summarizes information about fixed stock options outstanding at December 31, 1996:



                        Options Outstanding                Options Exercisable

                                                    Weighted
                                          Number     Average             Number
                         Range of       Outstand-   Remaining Weighted  Exercis-  Weighted
                         Exercise         ing at       Life    Average   able at   Average
                          Prices         12/31/96    (Years)   Price    12/31/96    Price
                        -------------------------------------------------------------------
                        $  .82 to  .94    132,810     1.0    $  0.85     26,565    $  0.94
                          1.79 to 2.96     58,791     7.4       2.79     18,942       2.42
                          3.11 to 3.95    291,593     8.0       3.54     12,650       3.80
                          4.09 to 4.55     54,398     6.7       4.21     14,549       4.55
                        -------------------------------------------------------------------
                        $  .82 to 4.55    537,592     6.1   $   2.86     72,706       2.55
                        ===================================================================

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued


13. Significant         Summarized financial information for significant
    Unconsolidated      unconsolidated affiliates of the Company, are as
    Affiliates          follows:

                                                              December 31,
                                                          1996         1995
                                                    -------------------------
                         Result for year:
                           Gross revenues           $ 31,598,000 $ 25,300,000
                           Gross profit             $ 13,928,000 $  9,238,000
                           Net income               $ 10,610,000 $  6,212,000

                         Year-end financial position:
                           Current assets           $  7,219,000 $  5,920,000
                           Non-current assets       $ 18,990,000 $ 15,747,000
                           Current liabilities      $  3,473,000 $  4,541,000
                           Non-current liabilities  $  2,443,000 $  2,476,000


14. Profit Sharing      The Company has a defined contribution profit sharing
    Plan                plan, which is qualified under Section 401(K) of the
                        Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the Company. The discretionary amount contributed to the plan by the Company during 1996 and 1995 was $25,000.


15. Fair Value of       None of the Company's financial instruments are held
    Financial           for trading purposes.  The Company estimates that the
    Instruments         fair value of all financial instruments at December
                        31, 1996, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.

                                    MINING SERVICES INTERNATIONAL CORPORATION
                                   Notes to Consolidated Financial Statements
                                                                    Continued


16. Commitments         The Company has agreed to indemnify its joint venture
    and                 partner for any amounts paid by Cyanco under a
    Contingencies       deferred royalty agreement, which at December 31,
                        1996, had an outstanding balance of $2,443,000.

                        The Company may become or is subject to
                        investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.