Form 10QSB
period 1997-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 1997-05-14
CIK 356342

U.S. Securities and Exchange Commission
                       Washington, D.C. 20549
                    _____________________________

                             Form 10-QSB
(Mark  One)
     [X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
              SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1997.

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

                      8805 South Sandy Parkway
                       Sandy, Utah 84070-6408
              (Address of principal executive offices)

              Issuers telephone number:  (801) 233-6000
                      _________________________


     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X    No

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: March 31, 1997; 7,267,298.
     Transitional Small Business Disclosure Format (check one):
     Yes       No  X

                                      INDEX


PART I.   FINANCIAL INFORMATION


                                                                 Page Number
Item 1    Financial Statements

          Consolidated Balance Sheet as of March 31, 1997               1

          Consolidated Statement of Operations for the 3
          months ended March 31, 1997 and March 31, 1996                2

          Consolidated Statement of Cash Flows for the 3
          months ended March 31, 1997 and March 31, 1996                3

          Notes to Financial Statements                                 4

          Management's Discussion and Analysis of
          Financial Condition and Results of Operations                 5


PART II.  OTHER INFORMATION


Item 13   Exhibits and Reports on Form 8-K                              7

PART I.  FINANCIAL INFORMATION
   Item I.   Financial Statements

              MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet

                                                                 March 31,
                                                                   1997
                                                                (Unaudited)
           ASSETS                                            ---------------

Current assets:
     Cash                                                     $   1,253,000
     Receivables, net                                             2,570,000
     Inventories                                                  1,246,000
     Prepaid expenses                                                88,000
                                                              --------------
               Total current assets                               5,157,000

Property, plant and equipment, net                                3,923,000
Investment in joint ventures                                     12,548,000
Other assets                                                        161,000
                                                              --------------
                                                              $  21,789,000
                                                              ==============
           LIABILITIES AND SHAREHOLDERS EQUITY

Current liabilities:
     Accounts payable and accrued expenses                    $   2,754,000

     Current portion of long-term debt                              147,000
                                                              --------------
               Total current liabilities                          2,901,000

     Long-term debt                                                 544,000
     Deferred income taxes                                        1,447,000
                                                              --------------
               Total liabilities                                  4,892,000
                                                              --------------
Commitments and contingencies                                             -

Shareholders equity:
     Common stock, $.001 par value; 500,000,000 shares
        authorized;  7,267,298 shares issued and outstanding          7,000
     Capital in excess of par value                               6,230,000
     Notes receivable from stock sales                             (789,000)
     Retained earnings                                           11,449,000
                                                              --------------
               Total Shareholders equity                         16,897,000
                                                              --------------
                                                              $  21,789,000
                                                              ==============
See accompanying notes to financial statements

                 MINING SERVICES INTERNATIONAL CORPORATION
                    Consolidated Statement of Operations
                                 (Unaudited)

                                             3 months ended     3 months ended
                                                3/31/97             3/31/96
                                             ---------------    ---------------
      Revenues:
         Net sales                            $   4,884,000      $   4,593,000
         Royalties                                  386,000            418,000
         Equity in earnings of
           joint venture                          1,475,000            840,000
                                             ---------------    ---------------
                                                  6,745,000          5,851,000
                                             ---------------    ---------------
      Cost and expenses:
         Cost of sales                            4,634,000          4,480,000
         General and administrative                 328,000            214,000
         Research and development                   139,000            201,000
                                             ---------------    ---------------
                                                  5,101,000          4,895,000
                                             ---------------    ---------------
      Income from operations                      1,644,000            956,000

      Other income (expense)                         34,000             28,000
                                             ---------------    ---------------
      Income before provision for
        income taxes                              1,678,000            984,000

      Provision for income taxes
         Current                                    549,000            296,000
         Deferred                                         -                  -
                                             ---------------    ---------------

      Net income                              $   1,129,000      $     688,000
                                             ===============    ===============
Earnings per common and common
  equivalent share                            $         .15      $         .12
                                             ===============    ===============
Weighted average number of common and
  common equivalent shares                        7,666,271          5,654,045
                                             ===============    ===============

See accompanying notes to financial statements

                MINING SERVICES INTERNATIONAL CORPORATION
                   Consolidated Statement of Cash Flows
                                (Unaudited)


                                                 3 months ended 3 months ended
                                                       3/31/97      3/31/96
                                                 ------------------------------
Cash flows from operating activities:

   Net income                                      $  1,129,000     $  688,000
   Adjustments to reconcile net income to net cash
   provided by operating activities:
       Depreciation and amortization                    142,000        131,000
       Gain on disposal of equipment                    (35,000)             -
       Undistributed earnings of joint ventures        (475,000)      (840,000)
       Change in assets and liabilities:
       Decrease (increase) in accounts receivable        19,000       (208,000)
       Decrease (increase) in inventories              (122,000)        26,000
       Decrease (increase) in prepaid expenses           48,000         39,000
       Increase in accounts payable and accrued
         expenses                                       838,000        286,000
       Decrease in deferred gain on sale/leaseback            -        (84,000)
       Decrease in other assets                           9,000         42,000
                                                   -------------    -----------
        Net cash provided by operating activities     1,553,000         80,000
                                                   -------------    -----------
Cash flows from investing activities:
   Proceeds from the sale of plant and equipment         41,000         37,000
   Purchase of plant and equipment                     (870,000)      (565,000)
   Investment in Joint Ventures                        (179,000)             -
                                                   -------------    -----------
        Net cash used in investing activities        (1,008,000)      (528,000)
                                                   -------------    -----------
Cash flows from financing activities:
   Issuance of common stock                                   -         19,000
   Proceeds from long-term debt                               -        634,000
   Payments on long-term debt                           (24,000)       (64,000)
                                                   -------------    -----------
        Net cash provided by, used in financing
          activities                                    (24,000)       589,000
                                                   -------------    -----------

Net increase (decrease) in cash                         521,000        141,000

Cash, beginning of year                                 732,000        809,000
                                                   -------------    -----------
Cash, end of first quarter                         $  1,253,000     $  950,000
                                                   =============    ===========

See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL

             Notes to Consolidated Financial Statements
                             (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

     The financial information included herein is unaudited; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     These consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and consequently may not include all the disclosures normally required by the generally accepted accounting principles or those normally made in the annual 10-KSB filing. Financial information relating to debts, interest expense, and depreciation contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into these notes. Certain accounts in the 1996 financial statements have been reclassified to conform with the current year presentation.

     The results of operations for the three-month period ended March 31, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

     The financial statements reflect the investment in joint ventures of which the Company owns 50% or less under the equity method of accounting.

     A cash distribution of $1,000,000 was made in March 1997 leaving undistributed earnings from equity method joint ventures at $475,000 for the three month period ending March 31, 1997.

     Summarized financial information for joint ventures reported under the equity method of accounting follows:

                                                 For the Period Ending
                                                         March 31,
        Results for the Quarter                   1997              1996


Gross Revenue                                $ 9,306,000        $ 5,746,000

Gross Profit                                 $ 2,934,000        $ 1,664,000

Net Income                                   $ 2,950,000        $ 1,680,000


     The joint ventures report "gross profit" as net income from operations. "Net Income" exceeds "gross profit" due primarily to interest income on cash invested in short-term investments.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements of March 31, 1997.

First Quarter 1997 vs. 1996

     Net income for the three months ended March 31, 1997 increased $441,000 over net income for the same the month period in 1996 primarily due to increased equity earnings from joint ventures reported under the equity method.

     Total revenues for the Company increased $894,000 comparing the first quarter of 1997 with the first quarter of 1996 while gross margins increased on a percentage revenue basis from 23.4% to 31.3%. The gross margin from MSI's direct sales increased from 10.6% at March 31, 1996 to 12.1% at March 31, 1997 due to continued cost containment activities and continued emphasis on niche marketing. Royalties from licenses decreased 8% in the first quarter of 1997 compared to the first quarter of 1996 because a major licensee's contract which was extended for ten years had a royalty rate reduction. The reduction in the bulk explosive royalty rate is anticipated to be partially offset in the future by increased volume and additional royalties on EMGEL.

     The effective tax rate for the current first quarter tax provision is approximately 33% including state and federal income taxes. Advantageous tax benefits from prior year carryforwards were substantially used in 1996 and accordingly will not be available to decrease the effective tax rate for 1997.

     General and administrative expenses increased $114,000 from the first quarter of 1997 compared to the first quarter of 1996 due to costs associated with the increase in the number of employees which at March 31, 1997 was 66 compared with 60 at March 31, 1996. Research and development costs have decreased $62,000 in comparing the first quarter of 1997 with the first quarter of 1996 as efforts have temporarily shifted from research and development to start-up activities.

     The decline in the current ratio from 1.97 at March 31, 1996, to
1.78 at March 31, 1997 resulted primarily from increased accounts payable and accruals related to the expansion of the West Virginia plant, investing in the Ghana joint venture, and an increase in
income tax liabilities.   Allowance for doubtful accounts was
increased to $39,000 at March 31, 1997 relating to disputed royalties receivable.

     Cyanco should continue expanding sales to fill increased capacity and to meet growing demand in the west gold markets. Colombian operations are expected to add significant growth to revenues and income during 1997. EMGEL produced in the Eastern United States is expected to increase domestic sales. During 1997 the Company will continue to seek investments in joint ventures and expanding operations in various market niches throughout the world in both explosives and cyanide.

Liquidity and Capital Resources

     The primary source for the Company's financial resources is from operations. On May 1, 1997 the Company renegotiated a revolving line of credit with its bank in Salt Lake City, Utah in the amount of $2,000,000 bearing interest at the bank's prime rate, an equipment line of credit of $1,000,000 bearing interest at the bank's prime rate secured by equipment, and a working capital line of credit for $500,000 at the bank's prime rate secured by the new corporate office
building.   As of May 5, 1997 the Company has utilized $385,104 of
the revolving line of credit and $709,000 of the equipment line of credit. Interest expense for the first quarter of 1997 was $12,000 compared to $19,000 in the first quarter of 1996. Net cash provided from operations increased $1,473,000 compared to $80,000 during the first quarter of 1996 to $1,553,000 during the first quarter of 1997. Capital expenditures for the first quarter of 1997 increased by $480,000 over that spent in the first quarter of 1996 due primarily to the construction on the corporate offices and continued investment in joint ventures. We anticipate using up to $1.5 million of the working line of credit during certain periods of the current year. The new corporate offices were completed on April 1, 1997 at an approximate cost of $950,000 with the final payment due in May of 1997. The construction has been financed out of current cash flow. Total property, plant and equipment, and accumulated depreciation were $9,684,000 and $5,761,000 at March 31, 1997 respectively compared with $9,019,000 and $6,090,000 at March 31, 1996 respectively.

     In management's opinion, the capital resources of the Company are adequate to finance its business activity in the short term as well as the long term assuming the current political, financial, and economic environment continues. In the long term, the results of operations and the liquidity of the Company's resources could be impacted by factors such as political risks, capital availability, changes in taxation, inflation, and foreign exchange. Consequently, the Company cannot determine the ultimate effect that current products and strategies will have on long-term net sales, earnings, or stock price.

PART II.  OTHER INFORMATION

Item 13:       Exhibits and Reports on Form 8-K

     No reports on Form 8-K have been filed during the quarter ended March 31, 1997 or during the period covered by this report. The exhibits filed as part of this report are listed below.

   No.           Page No.                     Description
---------------------------------------------------------------------------

  27                                      Financial Data Schedule

                             SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                         MINING SERVICES INTERNATIONAL CORPORATION
                         -----------------------------------------
                                        (Registrant)





          May 6, 1997                    /s/ Lex L. Udy
    ------------------------            ------------------------------
            (Date)                       Lex L. Udy
                                         Vice Chairman and Secretary



                                        /s/ Duane W. Moss
                                        ------------------------------
                                        Duane W. Moss
                                        Chief Financial Officer