Form 10QSB
period 1997-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 1997-08-13
CIK 356342

______________________________________________________________________________

                     U.S. Securities and Exchange Commission
                           Washington, D.C. 20549
                     ________________________________________

                                  Form 10-QSB
(Mark  One)
	[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
                SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended June 30, 1997.

	[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                EXCHANGE ACT
                For the transition period from _______________ to ____________.


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

                          8805 South Sandy Parkway
                           Sandy, Utah 84070-6408
                 (Address of principal executive offices)

                Issuers telephone number:  (801) 233-6000
                          _______________________


	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                                                        Yes  X      No
                                                           -----       -----
	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: July 28, 1997; 7,383,059.
	Transitional Small Business Disclosure Format (check one):
                                                 Yes         No    X

                                                     -----       -----
______________________________________________________________________________

                                     INDEX



PART I.    FINANCIAL INFORMATION

                                                                   Page Number

Item 1	Financial Statements
        Consolidated Balance Sheet as of June 30, 1997..............     1

	Consolidated Statement of Operations for the 3 months ended
        June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . .     2

	Consolidated Statement of Operations for the 6  months ended
        June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . .     3

	Consolidated Statement of Cash Flows for the 6 months ended
        June 30, 1997 and June 30, 1996. . . . . . . . . . . . . . .     4

        Notes to Financial Statements  . . . . . . . . . . . . . . .     5

Item 2	Management's Discussion and Analysis of Financial Condition
        and Results of Operations ..................................     7


PART II.	OTHER INFORMATION


Item 13 Exhibits and Reports on Form 8-K............................     9

PART I.  FINANCIAL INFORMATION
   Item 1.   Financial Statements

                MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet

                                                          June 30, 1997
    ASSETS                                                 (Unaudited)
    ------                                             -------------------
Current assets:

     Cash                                                $       257,000
     Receivable, net                                           3,408,000
     Inventories                                               1,176,000
     Prepaid expenses                                             60,000
                                                       -------------------

               Total current assets                            4,901,000


Property, plant and equipment, net                             4,614,000
Investments in joint ventures                                 12,847,000
Other assets                                                     182,000
                                                       -------------------
                                                         $    22,544,000
                                                       ===================

      LIABILITIES AND SHAREHOLDERS' EQUITY
      ------------------------------------
Current liabilities:

     Accounts payable and accrued expenses               $     2,309,000

     Bank line of credit                                         440,000
                                                       -------------------
               Total current liabilities                       2,749,000

     Deferred income taxes                                     1,497,000
                                                       -------------------
               Total liabilities                               4,246,000
                                                       -------------------

Shareholders' equity:

     Common stock, $.001 par value; 500,000,000 shares
       authorized; 7,383,059 shares issued                         7,000
     Capital in excess of par value                            6,233,000
     Notes receivable from exercise of options                 (718,000)
     Retained earnings                                        12,776,000
                                                       -------------------

               Total Shareholders' equity                     18,298,000
                                                       -------------------

                                                         $    22,544,000
                                                       ===================

See accompanying notes to financial statements

                     MINING SERVICES INTERNATIONAL CORPORATION
                       Consolidated Statement of Operations
                                   (Unaudited)


                                             3 months ended      3 months ended
                                                 6/30/97             6/30/96
                                             ---------------     --------------
  Revenues:

   Net sales                                  $   4,779,000       $  4,229,000
   Royalties and license fee income                 486,000            291,000
   Equity in earnings from joint ventures         1,615,000          1,424,000
                                             ---------------     --------------
                                                  6,880,000          5,944,000


  Cost and expenses:

   Cost of sales, royalties and license fees      4,851,000          4,164,000
   General and administrative                       353,000            347,000
   Research and development                         122,000            185,000
                                             ---------------     --------------
                                                  5,326,000          4,696,000
                                             ---------------     --------------

  Income from operations                          1,554,000          1,248,000

  Other income (expense)                              2,000             38,000
                                             ---------------     --------------

  Income before provision for income taxes        1,556,000          1,286,000

  Provision for income taxes                        229,000            261,000
                                             ---------------     --------------
  Net income                                  $   1,327,000       $  1,025,000
                                             ===============     ==============

Earnings per common and common
 equivalent share                             $        .17        $       .18
                                             ===============     ==============

Weighted average number of common and common      7,627,928          5,812,863
   equivalent shares                         ===============     ==============

             See accompanying notes to financial statements

                  MINING SERVICES INTERNATIONAL CORPORATION
                    Consolidated Statement of Operations
                                 (Unaudited)


                                              6 months ended     6 months ended
                                                  6/30/97           6/30/96
                                             ---------------     --------------
 Revenues:
  Net sales                                   $   9,813,000       $  8,822,000
  Royalties and license fee income                  872,000            709,000
  Equity in earnings from joint ventures          3,090,000          2,264,000
                                             ---------------     --------------
                                                 13,775,000         11,795,000

 Cost and expenses:
  Cost of sales, royalties, and license fees      9,635,000          8,644,000
  General and administrative                        681,000            561,000
  Research and development                          261,000            386,000
                                             ---------------     --------------
                                                 10,577,000          9,591,000
                                             ---------------     --------------


 Income from operations                           3,198,000          2,204,000

 Other income (expense)                              36,000             66,000
                                             ---------------     --------------

 Income before provision for income taxes         3,234,000          2,270,000

 Provision for income taxes                         778,000            557,000
                                             ---------------     --------------

 Net income                                   $   2,456,000       $  1,713,000
                                             ===============     ==============

Earnings per common and common
 equivalent share                             $        .32        $       .29

Weighted average number of common and common      7,627,928          5,812,863
    equivalent shares                        ===============      =============









                 See accompanying notes to financial statements

                        MINING SERVICES INTERNATIONAL CORPORATION

                    Consolidated Statement of Cash Flows
                                 (Unaudited)


                                             6 months ended     6 months ended
                                                6/30/97             6/30/96
                                             ---------------     --------------
Cash flows from operating activities:
  Net income                                  $   2,456,000       $  1,713,000
  Adjustments to reconcile net income to
       net cash provided by
  Operating activities:
    Depreciation and amortization                   301,000            279,000
    Gain on disposal of equipment                  (30,000)               -
    Undistributed earnings in joint ventures    (1,090,000)        (1,263,000)
    Change in assets and liabilities:
     (Increase) decrease in accounts
         receivable                               (819,000)          (392,000)
     (Increase) decrease in inventories            (52,000)          (102,000)
     (Increase) decrease in prepaid expenses         76,000             72,000
     (Increase) decrease in other assets           (12,000)             26,000
     Increase in accounts payable and
         accrued expenses                           443,000            730,000
     Increase in deferred gain on
         sale/leaseback                                -              (84,000)
                                             ---------------     --------------
       Net cash provided by operating
         activities                               1,273,000            979,000
                                             ---------------     --------------

Cash flows from investing activities:
   Proceeds from sale of assets                     450,000             50,000
   Purchase of plant and equipment              (1,767,000)          (495,000)
   Investment in joint ventures                   (231,000)          (885,000)
                                             ---------------     --------------
     Net cash used in investing activities      (1,548,000)        (1,330,000)
                                             ---------------     --------------

Cash flows from financing activities:
   Issuance of common stock                          3,000              79,000
   Payment received on notes receivable
      from exercise of options                      71,000             634,000
   Net proceeds from operating line of credit      293,000                -
   Payments on equipment leases                  (567,000)           (371,000)
                                             ---------------     --------------
      Net cash provided by, used in
         financing activities                    (200,000)             342,000
                                             ---------------     --------------

Net increase (decrease) in cash                  (475,000)             (9,000)

Cash, beginning of year                            732,000             809,000
                                             ---------------     --------------
Cash, end of second quarter                   $    257,000        $    800,000
                                             ===============     ==============

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

        These consolidated financial statements are presented in accordance with the requirements for Form 10-QSB and consequently may not include all the disclosures normally required by the generally accepted accounting principles or those normally made in the annual 10-KSB filing. Financial information relating to debts, interest expense, and depreciation contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into these notes. Certain accounts in the 1996 financial statements have been reclassified to conform with the current period presentation in 1997.

        The results of operations for the three-month period and six-month period ended June 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

	The financial statements reflect the investment in joint ventures of which the Company owns 50% or less under the equity method of accounting and the equity net income from joint ventures is reported in revenue from operations.

	Combined financial information for significant joint ventures reported in the financials under the equity method of accounting is summarized on a 100% basis as follows:

                         For the Six-month Period   For the Three-month Period
                            Ending June 30,                Ending June 30,
Results for the Quarter    1997         1996           1997           1996

Gross Revenue         $19,234,170   $ 13,623,000   $  9,306,000    $ 7,877,000

Gross Profit          $ 6,027,742   $  4,350,000   $  3,093,742    $ 2,686,000

Net Income            $ 6,180,000   $  4,526,000   $  3,230,000    $ 2,846,000

Distributed Net
   Income             $ 4,000,000   $  2,000,000   $  2,000,000    $ 2,000,000

Undistributed Net
   Income             $ 2,180,000   $  2,526,000   $  1,230,000    $   846,000


        The joint ventures report "gross profit" as income from operations. "Net Income" exceeds "gross profit" due primarily to interest income on cash invested in short-term investments.

        The provision for income taxes is different than amounts, which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:



                         For the Six-month period   For the Three-month period
                              ending June 30,             ending June 30,
Results for the Quarter     1997         1996          1997           1996

Federal income tax
  provision at statutory
  rate                    $1,132,000   $ 795,000      $545,000      $ 450,000

Option exercise expense
  and other related
  permanent differences   $ (366,000)  $ (28,000)     $(366,000)    $ (21,000)

Net book/tax depreciation
  difference and
  utilization of
  carryforwards           $  12,000    $ (210,000)    $ 50,000      $(168,000)
                          -----------  -----------    -----------   ----------

Total                     $  778,000    $ 557,000     $ 229,000     $ 261,000
                          ===========   ==========    ===========   ==========


The deferred tax liability is comprised of the following:

Depreciation                                    $     2,065,000
Alternative minimum tax carryforward                  (252,000)
Investment and foreign tax credit carryforwards       (316,000)
Other                                                     -
                                                 ----------------

      Deferred Tax                               $     1,497,000
                                                 ================

Item 2	Management's Discussion and Analysis of Financial Condition and
        Results of Operations

	The following is management's discussion and analysis of certain significant factors which have affected the Company's financial position and operating results during the periods included in the accompanying consolidated financial statements of June 30, 1997.

Second Quarter 1997 vs. 1996
----------------------------
        Income before provision for income taxes for the three months ended June 30, 1997 increased $270,000 or 21% over income before provision for income taxes for the same three-month period in 1996 primarily due to increased equity earnings from joint ventures reported under the equity method and increased royalties and license fee income. During the quarter a technology license and service agreement was reached with Hanwha Corporation from the Republic of Korea from which the company will receive $400,000 in the first year and quarterly payments over ten years with an estimated value of the contract of $1.2 million.

        Total revenues for the Company increased $936,000 or 16% comparing the second quarter of 1997 with the second quarter of 1996. Operating margins increased about 2% during the same period due primarily to increased equity earnings from joint ventures reported in revenue. Royalties and license fee income increased 67% in the second quarter of 1997 compared to the second quarter of 1996 primarily due to initial payments from Hanwha Corporation and certain technology fees received from the Colombia joint venture.

        Research and development costs have decreased $63,000 in comparing the second quarter of 1997 with the second quarter of 1996 as efforts have temporarily shifted from research and development to start-up activities.

Six-months ended June 30, 1997 vs. 1996
---------------------------------------
        Income before provision for income taxes for the six months ended June 30, 1997 increased $964,000 or 42% over income before provision for income taxes for the same six month period in 1996 primarily due to increased equity earnings from the Cyanco and Colombia joint ventures and increased royalties and license fee income from international activities.

        Total revenues for the Company increased $1,980,000 or 17% comparing the first six-months of 1997 with the first six-months of 1996 while operating margins increased $994,000 representing an increase in the operating margin of approximately 4.5%, from 18.7% to 23.2%. This change in operating margin is due to increasing equity income from joint ventures in relation to sales and royalty/license fee income.

        General and administrative expenses increased $120,000 from the first six-months of 1997 compared to the first six-months of 1996 due to increased accrued expenses related to employee costs. Research and Development costs have decreased $125,000 comparing the first six-months of 1997 with the first six-months of 1996 as efforts have temporarily shifted from research and development to start-up activities.

        Cyanco should continue expanding sales to fill increased capacity through marketing efforts and growth in existing accounts. The Colombian joint venture is expected to add significant growth to revenues and income during 1997. EMGEL? sales have steadily increased since the first of the year and are expected to continue to increase sales and gross margin for the second half of 1997. Several of the existing bulk accounts are expected to increase the usage of MSI's proprietary explosives. During 1997 the Company will continue to seek investments in joint ventures and expanding operations in various market niches throughout the world in both explosives and cyanide.

Liquidity and Capital Resources
-------------------------------
	The primary source for the Company's financial resources is from operations. The Company has a revolving line of credit with its bank in Salt Lake City, Utah in the amount of $2,000,000 bearing interest at the bank's prime rate, an equipment line of credit of $1,000,000 bearing interest at the bank's prime rate secured by equipment, and a working capital line of credit for $500,000 at the bank's prime rate secured by the new corporate office building. As of August 7, 1997, the Company has no balance owing on any of its lines of credit. During the second quarter the revolving line of credit was utilized up to $671,000. Interest expense for the first six-months of 1997 was $25,000 compared to $36,000 in the first six-months of 1996. The $819,000 increase in accounts receivable is due primarily to the receivables created from the sales of equipment, supplies, and services to the Colombia joint venture and increased product sales. Accounts payable increased $443,000 and was primarily related to accruals for the expansion in the West Virginia facility and for employment related costs. Capital expenditures for the six-months ended June 30, 1997 was $1,998,000 compared to $1,380,000 for the same period in 1996, an increase of $618,000 due primarily to the construction of corporate offices and continued investment in joint ventures. Property, plant and equipment at June 30, 1997 was $10,514,000 compared to $9,161,000 at June 30, 1996. Accumulated depreciation at June 30, 1997 was $5,900,000 compared to $6,205,000 at June 30, 1996.

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

        No reports on Form 8-K have been filed during the quarter ended June 30, 1997 or during the period covered by this report. No additional exhibits have been filed as part of this report.

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


                                    MINING SERVICES INTERNATIONAL CORPORATION
                                    -----------------------------------------
                                                   (Registrant)





                                                 /s/ Lex L. Udy
                                                ------------------------------
                August 8, 1997                   Lex L. Udy
          -----------------------
                  (Date)                         Vice Chairman and Secretary



                                                 /s/ Duane W. Moss
                                                ------------------------------
                                                 Chief Financial Officer

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


                                    MINING SERVICES INTERNATIONAL CORPORATION
                                    -----------------------------------------
                                                   (Registrant)





                                                 /s/ Lex L. Udy
                                                ------------------------------
                August 8, 1997                   Lex L. Udy
          -----------------------
                  (Date)                         Vice Chairman and Secretary



                                                 /s/ Duane W. Moss
                                                ------------------------------
                                                 Chief Financial Officer