Form 10QSB
period 1997-09-30
MINING SERVICES INTERNATIONAL CORP/
filed 1997-11-14
CIK 356342

______________________________________________________________________________

                        U.S. Securities and Exchange Commission
                                Washington, D.C. 20549
                           _____________________________

                                  Form 10-QSB
(Mark  One)
	[X]	QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
		SECURITIES EXCHANGE ACT OF 1934
	For the quarterly period ended September 30, 1997.

	[   ]	TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
				EXCHANGE ACT
	For the transition period from _______________ to ________________.


                        Commission file number 0-10634
                        ______________________________

                   Mining Services International Corporation
       (Exact Name of Small Business issuer as specified in its charter)

                  Utah                               87-0351702
       (State or other jurisdiction of            (I.R.S. Employer
       incorporation or organization)              Identification No.)

                        8805 South Sandy Parkway
                         Sandy, Utah 84070-6408
                (Address of principal executive offices)

                Issuers telephone number:  (801) 233-6000
                _________________________________________

	Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__
                                                                      ---

	State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: October 15, 1997; 7,345,036.

        Transitional Small Business Disclosure Format (check one):   Yes ____
                                                                     No   X
                                                                        -----


______________________________________________________________________________

                                    INDEX



PART I.	FINANCIAL INFORMATION

                                                                   Page Number

Item 1	Financial Statements

        Consolidated Balance Sheet as of September 30, 1997..............1

	Consolidated Statement of Operations for the 3 months
        ended September 30, 1997 and September 30, 1996..................2

	Consolidated Statement of Operations for the 9 months
        ended September 30, 1997 and September 30, 1996..................3

	Consolidated Statement of Cash Flows for the 9 months
        ended September 30, 1997 and September 30, 1996..................4

        Notes to Financial Statements....................................5

Item 2	Management's Discussion and Analysis of Financial
        Condition and Results of Operations..............................7


PART II.	OTHER INFORMATION


Item 13 Exhibits and Reports on Form 8-K.................................9

PART I.  FINANCIAL INFORMATION
   Item 1.   Financial Statements

                     MINING SERVICES INTERNATIONAL CORPORATION
                           Consolidated Balance Sheet


                                                        September 30, 1997
           ASSETS                                           (Unaudited)
                                                          --------------


Current assets:
     Cash                                                 $    481,000
     Receivables, net                                        3,234,000
     Inventories                                             1,154,000
     Prepaid expenses                                          190,000
                                                          --------------

               Total current assets                          5,059,000

Property, plant and equipment, net                           4,003,000
Investments in joint ventures                               14,865,000
Other assets                                                   182,000
                                                          --------------

                                                          $ 24,109,000
                                                          ==============


           LIABILITIES AND SHAREHOLDERS' EQUITY
           ------------------------------------


Current liabilities:
     Accounts payable and accrued expenses               $   2,326,000
     Bank line of credit                                       180,000
                                                          --------------
               Total current liabilities                      2,506,000

      Deferred income taxes                                   2,017,000
                                                          --------------
                 Total liabilities                            4,523,000
                                                          --------------

Shareholders' equity:

     Common stock, $.001 par value; 500,000,000 shares
        authorized; 7,345,036 shares issued                      7,000
     Capital in excess of par value                          5,397,000
     Retained earnings                                      14,182,000
                                                          --------------
                Total Shareholders' equity                   19,586,000
                                                          --------------
                                                           $ 24,109,000
                                                          ==============

                 See accompanying notes to financial statements

                   MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Statement of Operations
                                (Unaudited)


                                            3 months ended    3 months ended
                                               9/30/97            9/30/96
                                            ---------------  ----------------
  Revenues:

    Net sales                                $ 4,612,000       $  5,064,000
    Royalties and license fee income             434,000            568,000
    Equity in earnings from joint ventures     2,111,000          1,489,000
                                            ---------------  ----------------

                                               7,157,000          7,121,000


  Cost and expenses:
    Cost of sales, royalties, and
     license fees                              4,762,000          4,666,000
    General and administrative                   271,000            376,000
    Research and development                     129,000             57,000
                                            ---------------  ----------------
                                               5,162,000          5,099,000
                                            ---------------  ----------------

  Income from operations                       1,995,000          2,022,000

  Other income (expense)                           6,000           (193,000)
                                            ---------------  ----------------

  Income before provision for income
   taxes                                      2,001,000           1,829,000

  Provision for income taxes                    595,000             477,000
                                            ---------------  ----------------


  Net income                                $ 1,406,000         $ 1,352,000
                                            ===============   ===============


Earnings per common and common
 equivalent share                           $       .19         $       .21


Weighted average number of common and
 common equivalent shares                     7,587,617           6,385,000
                                            ===============   ===============



                See accompanying notes to financial statements

                   MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Statement of Operations
                                (Unaudited)


                                             9 months ended   9 months ended
                                                9/30/97           9/30/96
                                            ---------------  ----------------
  Revenues:
    Net sales                                $  13,789,000    $  13,888,000
    Royalties and license fee income             1,305,000        1,277,000
    Equity in earnings from joint ventures       5,463,000        3,752,000
                                            ---------------  ----------------

                                                20,557,000       18,917,000

  Cost and expenses:
    Cost of sales, royalties and
     license fees                               14,024,000       13,310,000
    General and administrative                     952,000          937,000
    Research and development                       388,000          443,000
                                            ---------------  ----------------

                                                15,364,000       14,690,000
                                            ---------------  ----------------

  Income from operations                        5,193,000         4,227,000

  Other income (expense)                           42,000          (127,000)
                                            ---------------  ----------------

  Income before provision for income
   taxes                                        5,235,000         4,100,000


  Provision for income taxes                    1,373,000         1,034,000
                                            ---------------  ----------------

  Net income                                 $  3,862,000      $  3,066,000
                                            ===============  ================


Earnings per common and common
 equivalent share                            $       .51       $       .48


Weighted average number of common
 and common equivalent shares                   7,587,617          6,385,000
   equivalent shares
                                            ===============  ================



                   See accompanying notes to financial statements

                      MINING SERVICES INTERNATIONAL CORPORATION
                          Consolidated Statement of Cash Flows
                                    (Unaudited)

                                             9 months ended   9 months ended
                                                 9/30/97          9/30/96
                                            ---------------  ----------------
Cash flows from operating activities:

  Net income                                 $   3,862,000    $   3,066,000
    Adjustments to reconcile net income to
     net cash provided by
    Operating activities:
      Depreciation and amortization                478,000          424,000
      Net (retirements) issuance of
       common stock                                (44,000)          44,000
      Gain on disposal of equipment                (32,000)            -
      Undistributed earnings in joint
       ventures                                 (2,041,000)      (2,752,000)
      Change in assets and liabilities:
        (Increase) decrease in accounts
         receivable                               (645,000)        (102,000)
        (Increase) decrease in inventories         (30,000)        (127,000)
        (Increase) decrease in prepaid
         expenses                                  (54,000)          50,000
        (Increase) decrease in other assets        (12,000)          (7,000)
        Increase (decrease) in accounts
         payable and accrued expenses              410,000          141,000
	Increase (decrease) in deferred
         income taxes                              570,000           93,000
        Increase (decrease) in deferred gain
         on sale/leaseback                            -             (84,000)
                                            ---------------  ----------------
             Net cash provided by operating
              activities                         2,462,000          746,000
                                            ---------------  ----------------
Cash flows from investing activities:
  Proceeds from sale of assets                     451,000          270,000
  Purchase of plant and equipment               (1,333,000)        (591,000)
  Investment in joint ventures                  (1,297,000)      (1,519,000)
                                            ---------------  ----------------
    Net cash used in investing activities       (2,179,000)      (1,840,000)
                                            ---------------  ----------------
Cash flows from financing activities:
  Net proceeds from operating line of
   credit                                           33,000          802,000
  Payments on equipment leases                    (567,000)        (392,000)
                                            ---------------  ----------------
    Net cash provided by, used in
     financing activities                         (534,000)         410,000
                                            ---------------  ----------------

Net increase (decrease) in cash                   (251,000)        (684,000)

Cash, beginning of period                          732,000          809,000
                                            ---------------  ----------------

Cash, end of third period                    $     481,000     $    125,000
                                            ===============  ================
                See accompanying notes to financial statements

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

The results of operations for the three-month period and nine-month period ended September 30, 1997 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING POLICIES

	The financial statements reflect the investment in joint ventures of which the Company owns 50% or less under the equity method of accounting and the net income from joint ventures is reported in revenue from operations.

	Combined financial information for significant joint ventures reported in the financials under the equity method of accounting is summarized on a 100% basis as follows:


                       For the Nine-month Period   For the Three-month Period
                          Ending September 30,        Ending September 30,
Results for the Quarter   1997          1996            1997          1996

Gross Revenue          $29,266,000   $22,618,000     $10,098,000   $8,995,000

Gross Profit           $15,516,000   $ 7,174,000     $ 5,624,000   $2,824,000

Net Income             $ 9,959,000   $ 7,505,000     $ 3,812,000   $2,979,000


The joint ventures report "gross profit" as income from operations. "Net Income" exceeds "gross profit" due primarily to interest income on cash invested in short-term investments.

A change in estimate affecting depreciation of plant and equipment on the books of Cyanco was made in connection with expanded market projections and production capacity from a basis of 533 million lbs. to 1,148 million lbs.

The provision for income taxes is different than that which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:



                        For the Nine-month period   For the three-month period
                          ending September 30,         ending September 30,
Results for the Quarter       1997       1996             1997          1996


Federal income tax
provision at statutory
rate                      $ 1,780,000  $ 1,394,000     $  680,000   $  622,000

Option exercise expense
and other related
permanent differences     $  (240,000) $  (136,000)          -      $ (115,000)

Net book/tax depreciation
difference and utilization
of carryforwards          $  (167,000) $  (224,000)    $ (85,000)   $  (30,000)
                          ------------ ------------    -----------  -----------

Total                     $ 1,373,000  $ 1,034,000     $ 595,000    $  477,000
                          ============ ============    ===========  ===========


The deferred tax liability is comprised of the following:

        Depreciation                         $  2,229,000
        Investment and foreign tax credit
         carryforwards                           (212,000)
        Other                                       -
                                             --------------

        Deferred Tax                         $  2,017,000
                                             ==============

Item 2	Management's Discussion and Analysis of Financial Condition and
Results of Operations

Nine-months ended September 30, 1997 vs. 1996
---------------------------------------------

Income before provision for income taxes for the nine months ended
September 30, 1997 increased $1,135,000 or 28% over income before provision for income taxes for the nine month period in 1996. Income from operations increased $966,000 or 23%. The increase in joint venture equity earnings of $1,711,000 or 46% reflects the addition of earnings from the operations in Colombia as well as increased earnings at Cyanco. Operating gross margins in explosives decreased in the U.S. and Canadian market from 12% during the first nine months of 1996 to 7% in the same period for 1997. This decrease is due primarily to a significant increase in operating costs at the West Virginia HEFr and EMGELr plant due to a build up of operating capacity and the debugging of the expanded EMGELr plant. In addition, the costs associated with the loss of a major customer during the first half of 1997 added to the negative impact on gross margins in West Virginia. A return to normal operating margins in the U.S. explosives market is expected to be achieved in early 1998. Most of the decrease in research and development costs of $55,000, comparing the first nine months of 1997 with the first nine months of 1996, can be attributed to the increased use of technical personnel during the debugging of the EMGELr plant in West Virginia instead of other research and development projects.

	Revenues from explosives for the remainder of 1997 should remain relatively stable based on results for the first nine months of 1997 and should continue to increase long term. It is anticipate that gross margins should improve and equity earnings from joint ventures including Cyanco and Colombia should continue to show growth as they expand production and increase market share.

Despite currently depressed gold prices, Cyanco, should continue to significantly increase its production and net income during 1998 since its major customers have low-cost mines and it continues to increase its market share being the low-cost producer in the Nevada gold market. Cyanco is strategically positioned to successfully compete for cyanide production during a depressed gold market. In management's opinion, however, the current decrease in gold prices could have a negative impact on unhedged marginal gold mines and new greenfield development in Nevada which may decrease the rate of overall growth in gold production and sodium cyanide usage should declining prices continue long term.

Third Quarter 1997 vs. 1996
---------------------------

Income before income taxes for the quarter ended September 30, 1997 increased $172,000 over the same quarter of 1996 due primarily to the change in "other income." The increase in earnings from joint ventures reported on the equity method of $622,000 (due to earnings from Cyanco and Colombia joint ventures) was offset by a gross margin decrease in the U.S. and Canadian explosives business of $682,000 comparing the third quarter of 1997 to that of 1996. The decrease in gross margin was partially explained in the discussion of the nine month period above; however, in the third quarter of 1997 net sales and royalty/license fee revenues decreased by $586,000 compared to the third quarter of 1996. It is expected that revenues from royalties and license fees will continue to be stable or will slightly decrease in the near future as the company's equity strategy replaces the licensing business. The majority of royalty income comes from contracts in Africa for which royalty rates were decreased beginning in late 1996. Royalty income should remain stable if usage of explosives continues to increase at historical rates.
Third Quarter 1997 sales in Canada decreased by $672,000 compared to the same quarter in 1996, half of which was due to the closure of the Afton Mine.
Sales increases in the Western U.S. and in West Virginia for the comparitive three month period largely offset the decreases in Canada. It is not expected that revenues from Canada will significantly increase in the near future unless major raw material factors change. However, it is expected that sales will continue to increase in the Western U.S. and Eastern U.S. markets.


Liquidity and Capital Resources
-------------------------------

	The primary source for the Company's financial resources is from operations. The Company has a revolving line of credit with its bank in Salt Lake City, Utah in the amount of $2,000,000 bearing interest at the bank's prime rate, an equipment line of credit of $1,000,000 bearing interest at the bank's prime rate secured by equipment, and a working capital line of credit for $500,000 at the bank's prime rate secured by the new corporate office
building.   As of November 10, 1997, the Company has no balance owing on any of its lines of credit. During the third quarter the revolving line of credit was utilized up to $789,000. Interest expense for the first nine months of 1997 was $32,000 compared to $56,000 in the first nine months of 1996. The $645,000 increase in accounts receivable is due primarily to the receivables created from the sales of equipment, supplies, and services to the Colombia joint venture, increased product sales in the U.S. and slow paying royalties. Accounts payable increased $410,000 and was primarily related to accruals for the expansion in the West Virginia facility and for employment related costs. Capital expenditures for the nine months ended September 30, 1997 was $2,630,000 compared to $2,110,000 for the same period in 1996, an increase of $520,000 due primarily to the construction of corporate offices and continued investment in joint ventures. Property, plant and equipment at September 30, 1997 was $10,046,000 compared to $8,136,000 at September 30, 1996. Accumulated depreciation at September 30, 1997 was $6,043,000 compared to $5,927,000 at September 30, 1996.

In management's opinion, the capital resources of the Company are adequate to finance its business activity assuming the current political, financial, and economic environment continues. In the long term, the results of operations and the liquidity of the Company's resources could be impacted by factors such as political risks, capital availability, changes in taxation, inflation, and foreign exchange. Consequently, the Company cannot determine the ultimate effect that current products and strategies will have on long-term net sales, earnings, or stock price.

PART II. OTHER INFORMATION

Item 13: 	Exhibits and Reports on Form 8-K

No reports on Form 8-K have been filed during the quarter ended
September 30, 1997 or during the period covered by this report. No additional exhibits have been filed as part of this report.

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


                                  MINING SERVICES INTERNATIONAL CORPORATION
                                  -----------------------------------------
                                                (Registrant)





                                               /s/ Lex L. Udy
                                               -----------------------------
       November 13, 1997                       Lex L. Udy
     --------------------                      Vice Chairman and Secretary
       (Date)


                                               /s/ Duane W. Moss
                                               -----------------------------
                                               Duane W. Moss
                                               Chief Financial Officer