Form 10-K
period 1997-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 1998-03-30
CIK 356342

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                            --------------------------

                                    Form 10-K
(Mark One)
         [ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE ACT OF 1934 [Fee Required]
         For the fiscal year ended December 31, 1997.

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE  ACT OF 1934  [No Fee  Required]
         For the transition period from ____________ to ____________


                           Commission File No. 0-10634

                           ---------------------------

                    Mining Services International Corporation
             (Exact Name of Registrant as Specified in Its Charter)

            Utah                                            87-0351702
 (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                       Identification No.)

                            8805 South Sandy Parkway
                             Sandy, Utah 84070-6408
               (Address of principal executive offices, zip code)

                    Issuers telephone number: (801) 233-6000

                           ---------------------------

                Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to
                        Section 12(g) of the Exchange Act:

                                 Title of Class
                         Common Stock, $0.001 Par Value

                           ---------------------------

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ x ]

         Based on the closing sales price of February 27, 1998, the aggregate market value of the voting stock held by non-affiliates was $25,554,333 (3,650,619 shares estimated to be held by non-affiliates).

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of February 27, 1998 was 7,353,344.

                        ---------------------------

Portions of the Registrant's Proxy Statement for the Annual
Meeting of Stockholders scheduled to be held on May 20, 1998, which Proxy Statement will be filed no later than 120 days after the close of Registrant's fiscal year ended December 31, 1997 as incorporated by reference in Part III of Annual Report on Form 10K.

--------------------------------------------------------------------------------

                    Mining Services International Corporation

                                Table of Contents



Part I                                                                 Page No.
                                                                       --------
  Item 1.     Business                                                       1
  Item 2.     Properties                                                     5
  Item 3.     Legal Proceedings                                              5
  Item 4.     Submission of Matters to a Vote of Security Holders            5

Part II
  Item 5.     Market for Registrant's Common Equity and Related
              Stockholder Matters                                            6
  Item 6.     Selected Financial Data                                        6
  Item 7.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations                                      7
  Item 8.     Financial Statements and Supplementary Data                   F1
  Item 9.     Changes in and Disagreements with Accountants on Accounting
              and Financial Disclosure                                       9

Part III
  Item 10.    Directors and Executive Officers of the Registrant            10
  Item 11.    Executive Compensation                                        10
  Item 12.    Security Ownership of Certain Beneficial Owners and
              Management                                                    10
  Item 13.    Certain Relationships and Related Transactions                10

Part IV
  Item 14.    Exhibits, Financial Statement Schedules, and Reports on
              Form 8-K                                                      10

                                     PART I

Item 1.           Business

General

         Mining Services International Corporation ("MSI" or the "Company") is a Utah corporation organized in 1979. The Company's primary products and services include the manufacture, licensing and supply of commercial mining explosives used in mining throughout the world. In addition, its wholly owned subsidiary, Nevada Chemicals, Inc., owns a 50% interest in Cyanco, a non-corporate joint venture with Degussa Corporation, which manufactures and sells liquid sodium cyanide used in the extraction of gold from gold deposits in the western United States.

Recent Business Developments

         The Company's business development strategy is to become a worldwide supplier of niche chemical products and services to the mining and related industries through strategic partnering. The Company continues to focus on three major product lines: (1) bulk blasting agents, oxidizers, fuels and related raw materials; (2) packaged explosives and accessories; and (3) liquid sodium cyanide. The Company markets for its own account in the United States and Canada and has licensed the production of its products in regions of the world where large scale surface mining occurs. The Company has acquired and continues developing equity positions in international market niches which need sophisticated solutions for their blasting and ore treatment needs but which are generally too small to support large multi-million dollar plants and facilities. The Company's expertise and know-how have become recognized worldwide and a number of international suppliers and government entities continue seeking joint ventures with the Company for access to the Company's products and related smaller-scale facilities. Recent developments in the Company's business are described below.

         Cyanco: Early in 1996 Cyanco announced its intent to construct an additional back-up production facility at its Winnemucca Plant in order to meet growing market demands for liquid sodium cyanide without the need to purchase back-up supply. The project was completed and started up in March 1997 on time and below budget. With the added facility, Cyanco has a production capacity of at least 85 million pounds of liquid sodium cyanide. Cyanco continues to enhance its efficiencies and believes it has established itself as a market leader in quality products and service.

         Cyanco is owned by the Company on a 50/50 basis with Degussa Corporation, the U.S. subsidiary of Degussa A.G., a multinational chemicals and metals company headquartered in Germany. Because of Degussa's strong market presence in worldwide marketing of sodium cyanide, Degussa has the primary marketing role for the joint venture while MSI has the primary production role. Cyanco has succeeded in having the delivery of a liquid product accepted by the gold mines and competitors have been forced to market a liquid product in place of solids in order to compete. Cyanco believes it is the low cost producer in the Nevada gold market.

         During 1997, worldwide gold prices fell to a low of $282.90. The reduction in prices has had a negative impact on the expansion of gold production which may continue through 1998. World gold production of 2,402 tons (up 2.3% from 1996) fell short of gold demand by approximately 1,350 tons in 1997. The deficit was made up from recycled scrap, forward sales from gold producers and other sales from private investors and central banks. A marketing plan for cyanide is being implemented to increase market share during this period of lower gold prices.

         MSI Explosives Business: During 1997, the Company continued to develop and secure partnering arrangements for its mining explosives business worldwide, to expand its EMGEL(R) packaged explosives business and to secure major customers in the United States and Canada.

         In June 1996, the Company, with its 50% joint venture partner, Norsk Hydro, a worldwide producer of fertilizers based in Norway, entered into a contract with Indumil, a government agency of Colombia, to provide explosives to the Cerrejon Central coal region. An emulsion plant with related delivery equipment was completed in December 1996. The plant began supplying product in January 1997 and the project delivered approximately 11,000 tons of bulk explosives in 1997. The Company has a ten-year contract to supply explosives in the region. The Colombian government announced during 1997 its intention to support the construction of needed railroad and terminal facilities for exporting coal. This should significantly reduce the high cost of transporting coal now experienced by mining companies exporting coal from Colombia. The improvements are expected to be completed in the next two or three years which should pave the way for significantly expanded production in Colombia.

         In February 1997, the Company concluded negotiations to extend its license for HEF(R) and EMGEL(R) technology with Bulk Mining Explosives in South Africa and expanded the territory to include sub-equatorial countries in Africa and Madagascar. The license was extended for 11 years with reduced royalty rates; however, it is projected that the overall impact of the extension will provide continuing royalties to the Company at approximately the same gross amount as currently being paid assuming projected increased volume in South Africa and the expanded territory of the license.

         In addition to extending the license agreement, the Company and Bulk Mining Explosives entered into a 50/50 joint venture to market and produce explosives in Ghana of West Africa. The joint venture began shipping imported emulsion from South Africa to build market presence in Ghana during construction of the emulsion plant. The plant was completed in the Fall of 1997. Although a loss was sustained in 1997 of approximately $380,000 due to start-up costs and high costs of imported emulsion, it is expected that the joint venture will be able to reach profitability in the second half of 1998 as greater amounts of explosives are produced locally. There are two other major explosives product competitors in the market and it is expected that prices may be reduced with increased competition, but the joint venture is attempting to position itself as the low cost producer of bulk explosives in the expanding mining industry in Ghana. The expansion of mining in Ghana is based primarily on gold production which may be negatively impacted should gold prices continue to fall.

         The Uzbekistan joint venture, Turon-MSI Ltd., formed in October 1995, as a 51/49 joint venture between the Company and an Uzbekistan government controlled entity, "Ammofos," officially opened its explosives plant in October 1997. Annual production of approximately 17,000 tons (based on one shift) is expected to be achieved in 1998. The joint venture supplies bagged MANFO, an ammonium nitrate and fuel oil based explosive, for local mines and construction companies. Because convertibility of local currency to U.S. Dollars is primarily limited to imports of raw materials and capital items at the present time, the joint venture is expected to begin marketing a significant amount of its production in future periods to foreign markets. Shortage of capital in Uzbekistan and limited convertibility of local currency may continue to limit the rapid growth potential for explosives in Uzbekistan.

         The Company is aggressively marketing its explosive products in the eastern United States and has essentially completed the expansion of its
EMGEL(R) facilities in West Virginia. In addition, the company has now developed, based on the prototype facility in West Virginia, a production design for cost-effective plants to meet additional markets worldwide. The company has made arrangements with various manufacturers of explosives accessories, including becoming a base line distributor of Ensign-Bickford, to market in areas which require the explosives provider to have a complete line of explosives, including accessories. In 1998 the company expects to provide such products in the Middle East, Africa, and Mediterrean markets.

Description of Business

         Products and Markets: The Company, through its subsidiaries, licensees and joint ventures, primarily services the surface mining industry. The Company's products are divided into explosives and related products and liquid sodium cyanide.

         Explosives: The Company's products are used in the blasting operations of surface mines in base and precious metals, coal and industrial minerals and construction projects. The explosive products are divided into four major categories: (1) HEF(R), a proprietary oil-in-water emulsified oxidizer which enhances the quality and control of the explosion or blast at the mine in order to produce more consistent breakage of ore, (2) bulk ammonium nitrate prill, acquired from third parties, used with HEF(R) and in ANFO, a common explosive blasting agent used in surface boreholes which is made from a mixture of ammonium nitrate prill and diesel fuel, (3) explosives and accessories acquired from third parties, such as boosters, initiators, detonating cord, etc. in order to fully support the blasting efforts at customer sites, and (4) packaged explosives (EMGEL(R)) which are currently being manufactured at the Company's West Virginia Plant. In September 1993, the Company was granted a patent on the compositions and methods used to formulate this unique explosive and has recently introduced EMGEL(R) which is a water-in-oil type emulsion explosive produced by emulsifying a water solution of oxidizer salts into a blend of oils. The emulsion is then packaged into small polyethylene cartridges or "chubs" using a special form and fill machine designed by the Company. A variety of cartridge diameters and lengths can be produced. As the emulsion is being loaded into the cartridges, a trace quantity of a cross-linking chemical is added to the composition which reacts with one of the oils and polymerizes or crosslinks the entire mass into a soft, rubber-like material. The uniquely crosslinked emulsion is very stable and the package or cartridge can be punctured or split without product spills. This significantly improves the handling characteristics of the explosive and provides additional safety in transportation, storage and use.

         With the addition of packaged explosives, the Company has strengthened its position for worldwide market production. With both HEF(R) and EMGEL(R), the Company is able to joint venture the technology and manufacturing plants on a relatively small scale and enter markets where locally produced explosive products have been unavailable due to cost or inadequate infrastructure.

         In the U.S. and Canadian markets, the Company markets and services mine and construction sites directly for its own account. The U.S. markets are concentrated in the West Virginia coal belt, the Wyoming, Montana and Colorado coal belts, western U.S. surface gold operations, principally in Nevada, and industrial minerals in California. Metals, tar sands and coal mining operations in western and central Canada are also major markets where the Company markets for its own account.

         The Company has traditionally licensed its HEF(R) technology directly to mines or to explosive manufacturers or supply companies in foreign markets. Currently, the Company has licenses in Africa, Australia, India, Korea, France, New Zealand and Thailand. The Company plans to continue its licensing activities in certain geographic areas, but has shifted its marketing focus toward creating long-term equity positions through strategic alliances with existing suppliers and government entities in developing countries. Because of inherent economic and political risks in developing economies, the Company's strategy is to join with local suppliers or government entities where the company believes that the alliance will survive periodic political and economic changes because of the Company's technology and unique services.

         Sodium Cyanide: The Company's joint venture with Degussa for producing and marketing liquid sodium cyanide from the Winnemucca, Nevada plant has concentrated on quality and service. There are principally two types of products marketed to the gold mines for the heap leaching process: (1) a solid "briquette" sodium cyanide product which requires handling and physical dissolution before use and (2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes ready-to-use by the mining customer. The manufacturing cost for the product is substantially lower than for solid products when handling and chemical adjustment costs are taken into account.

         Since the liquid product is shipped by truck from the plant to the mine site in a solution of 30% sodium cyanide and 70% water, freight costs are very significant and shipping must be managed carefully both in terms of safety and environmental protection. Cyanco has contracted this service with Transwood Inc., an Omaha, Nebraska company which utilizes dedicated equipment specifically designed for Cyanco. Cyanco renewed its contract with Transwood for an additional five years commencing March 1, 1995.

         There are two competitors in the western liquid market (see discussion under "Competition"). One of Cyanco's advantages over its competitors is that it is the only producer of liquid sodium cyanide which is manufactured completely from raw materials at its plant in the gold district. Other competitors either ship liquid product by rail to a transfer facility and then on to the mines by truck or tanker or they ship in their solid products from distant plants and then have dissolution tanks or special tankers which allow for dissolution before discharging into mine site vessels. Cyanco's competitors are limited in their ability to react quickly to changes in the market and to technological changes. Cyanco is positioned to efficiently take advantage of these changes.

         Dependence on Customers: Since most of MSI's customers are large surface mining companies, the number of companies it services are relatively small compared to those of a wholesale distribution or retail business.

         Loss of these customers, which is not expected to occur, could adversely affect 1998 sales. In most cases the Company has long-term contracts with its customers (see Note 12 to the Company's financial statements).

         Patents, Trademarks and Licenses: The Company is the holder of six U.S. patents, four of which relate to the composition and control of its HEF(R) and EMGEL(R) emulsion products and two of which relate to methods of delivery of explosives products at the mine site. These patents, which are not deemed material to the Company's ability to compete in the explosives business, expire at various dates beginning in 1999 and ending in 2013. The Company has obtained similar patents in several foreign countries and has licensed the manufacture of HEF(R) and EMGEL(R) to companies in Africa, Australia, France, New Zealand, India, Thailand and Korea.

         The composition of E-21, the Company's proprietary ingredient upon which its HEF(R) emulsion product is based, is deemed an important trade secret by the Company. The Company has also trademarked HEF(R) as a component of its bulk blasting agent and EMGEL(R) as its crosslinked packaged emulsion explosive. The trademarks are registered in the United States, Canada, South Africa and several other foreign countries.

         In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc. ("Mitsubishi"), a Japanese corporation, in consideration of payment of a one-time licensee fee, a perpetual license of a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco Plant. The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco Plant which is deemed materially important to operation of the Cyanco Plant.

         Research and Development: Expenditures for technical research and development for the fiscal years ended December 31, 1997, 1996 and 1995 were $488,000, $503,000 and $478,000, respectively. The Company actively conducts research on product improvement and development. The expenditures in each of the years ending December 31, 1997, 1996 and 1995 were related to the Company's explosives business. There has not been any customer-sponsored research and development.

         Raw Materials: The Company has not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its explosives products and does not expect significant difficulty in obtaining raw materials in the future. The Company must compete with the agricultural market for a major portion of its raw materials (ammonium and calcium nitrate). The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural users. The Company has ensured its supply of needed materials by entering into several supply agreements with the manufacturers of these raw materials. The Company does not deem any of the supply agreements to be a contract upon which its explosives business is substantially dependent.

         Long-term contracts for the raw materials required for the production of liquid sodium cyanide by Cyanco have been obtained. Cyanco has entered into long-term transportation agreements with Paiute Pipeline and Northwest Pipeline for transportation services of natural gas to the Cyanco facility. Cyanco has not had any difficulty in obtaining other necessary raw materials and does not believe that its business is materially dependent upon any one of its existing contracts. Alternative sources of supply are available for raw materials at competitive prices.

         Competition: The manufacture and sale of bulk and packaged explosives and related equipment is a highly competitive business with particular emphasis in recent years on price. This emphasis on price continues to adversely affect gross profit margins because the Company has offered price reductions in response to lower prices offered by its competitors. The Company, in its efforts to develop, manufacture and sell its products, is competing with a number of companies having greater financial resources and well established relationships in the industry than it does. The Company believes that ORCA, formerly ICI Explosives, Austin Powder and Dyno Nobel Group are significant competitors in the industry. Although the competitive position of the Company is not relatively significant, the Company believes its bulk explosives and packaged products have a number of advantages in product performance and safety over products of its competitors (see "Products and Markets").

         The Cyanco Plant represents one of two sources of delivered liquid sodium cyanide in the western United States. The market for sodium cyanide briquette or dry form in the United States is dominated by E.I. DuPont Nemours ("DuPont"). Cyanco's product competes with DuPont and also with FMC which markets delivered liquid sodium cyanide. The Company believes that the important competitive factors in the liquid sodium cyanide market are location, service and quality. However, as gold prices have declined and Cyanco's innovations in the marketplace have taken effect, liquid sodium cyanide price has become a significant competitive factor. Cyanco expects that efforts to gain market share during this period of lower gold prices will continue to adversely affect product prices during 1998 or until gold prices recover.

         Employees: The Company employs 70 full time employees in its U.S. and Canadian explosives operations. Employment at joint ventures include 28 permanent employees at the Cyanco Plant in Winnemucca, Nevada, 14 local employees in Colombia, 7 local employees and 1 expatriate employee in Ghana, and 20 local employees in Uzbekistan. In Canada and Uzbekistan, employees belong to labor unions. The Company and its joint ventures consider relations with their employees to be very good.

         Environmental Regulation: The Company is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of explosives materials. To date, except as noted below, compliance with these regulations has not required material expenditures and has not materially affected earnings or the competitive position of the Company. In preparation for the manufacture and sale of liquid sodium cyanide at the Cyanco Plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers and development of an emergency response plan in the event of a spill of hazardous materials. Cyanco's operations are designed such that no hazardous waste is created during the manufacture of its product.

The Company and Cyanco will continue to be subject to environmental laws, rules and regulations in their respective operations. Compliance with such laws, rules and regulations on an ongoing basis is not expected to require additional material expenditures.


Item 2:           Properties

         The corporate offices of the Company, built in 1997, are located at 8805 South Sandy Parkway, Sandy, Utah. The corporate facilities consisting of
1.8 acres, an office building and adjacent research and lab facilities, were constructed by the Company at a cost of approximately $1.2 million.

         The Company manufactures HEF(R) and EMGEL(R) for sale to its mine customers at facilities located on mine sites or adjacent to mine sites, typically under leases tied to supply agreements. Joint Venture facilities in Colombia, Uzbekistan and Ghana are located on mine production facilities of a major customer or leased from third-parties. Water, sewer, electricity and other infrastructure are normally supplied by the land owner. The Company leases a 640-acre site in Tooele County, Utah, which is equipped with a fully developed test range and explosives magazine facility. The Company currently leases the property on a year-to-year basis. The rent on the property is approximately $15,000 per year. The Company also rents on a month-to-month basis approximately 422 acres in Boone County, West Virginia which it uses for manufacturing commercial explosives and emulsions. Rent on the property is approximately $500 per month.

         Cyanco is the owner of approximately five-hundred fifty (550) acres located near Winnemucca, in Humboldt County, Nevada, upon which the Cyanco Plant is located. The Cyanco plant was expanded in 1997 to include a back-up production facility having a capacity equal to the capacity of the pre-existing facility. The combined capacity of the Cyanco plant is now at least 85 million pounds per year.

         The property and facilities of the Company and Cyanco are deemed adequate and suitable for their respective operations.


Item 3:           Legal Proceedings

         In December 1992 the Company was named as a defendant in an action filed in the Federal Court of Canada, Trial Division, by Hanex Products, Inc., Explosives Limited and Bulk Explosives Limited, as plaintiffs. The plaintiffs allege that they are the owner, licensee and sublicensee, respectively, of a patent covering a blasting or explosive composition and that the Company is manufacturing, selling and supplying explosive compositions (various HEF(R) blends) in Canada which infringe claims of the patent. Plaintiffs have sought a declaration of the patent's validity, an injunction restraining the Company from making or selling its explosive composition, damages or an accounting of the Company's profits, whichever is greater, and for costs. In February 1993 the Company filed a Defense to plaintiff's Statement of Claim denying the validity or enforceability of the patent and any infringement thereof, asserting that plaintiffs lack standing to bring the action and requesting that the action be dismissed. There has been no substantive activity on the suit since 1994.

         On January 18, 1993 the Company filed in Court of Queens Bench of Alberta, Canada an action against Rayco Steel, Ltd. and Nebojsa Vasic for negligence and breach of contract. The claim by the Company is in connection with the collapse of a Company owned silo located at the Company's operations at Suncor near Fort McMurray, Alberta, Canada. The Company has now settled the law suit and its share of the proceeds, approximately $190,000 dollars (U.S.), was paid by the defendants in February 1998.


Item 4:           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Security Holder Matters

                  (a) Price Range of Common Stock. The Company's common stock is traded on NASDAQ and the following table shows the range of high and low bid prices for the Company's common stock for the calendar quarters indicated. The quotations, obtained from NASDAQ, represent prices in the over-the-counter market between dealers in securities, do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions. During the fourth quarter of 1996, two stock distributions were made to shareholders of record increasing the number of shares outstanding by 26.5%. The stock prices in the first three quarters of 1996 have been restated on a stock equivalent basis.

                                                       _____Bid Prices____
                                                       High             Low
                  1997     First Quarter             12.75             10.25
                           Second Quarter            12.75              9.75
                           Third Quarter             12.13              9.75
                           Fourth Quarter            11.58              7.56

                  1996     First Quarter              8.10              5.24
                           Second Quarter            15.02              7.22
                           Third Quarter             11.08              7.02
                           Fourth Quarter            13.50              9.50


                  (b) Approximate number of equity security holders. The approximate number of record holders of the Company's common stock as of February 27, 1998 was 608 which does not include shareholders whose stock is held through securities position listings.

                  (c) Dividends. The Company paid cash dividends of $146,880 or $.02 per share on December 19, 1997, $109,000 or $.015 per share on December 20, 1996 and $82,810 or $.015 per share on December 29, 1995. Payment of dividends is within the discretion of the Company's Board of Directors and there are no restrictions that limit the ability to pay dividends on the Common Stock of the Company. During the fourth quarter 1996, the Company issued stock distributions of 573,910 shares on October 15, 1996 and 941,799 shares on December 10, 1996. The combined stock split amounted to 26.5%. On July 21, 1995 the Company issued a 5% stock dividend or 261,885 shares.


Item 6:           Selected Financial Data

         The following consolidated selected financial data as of and for each of the fiscal years in the five-year period ending December 31, 1997 were derived from audited financial statements of Mining Services International and its consolidated subsidiaries. The financial statements as of and for each of the fiscal years in the five-year period were audited by Tanner + Co., independent public accountants. The data set forth should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes.


                                                                       Year Ended December 31,
Operation Results Data:                          1997          1996             1995           1994            1993
                                                 ----          ----             ----           ----            ----
     Operating Revenues                      26,969,000      25,172,000     23,278,000     18,555,000      18,776,000
     Income from operations                   6,400,000       6,084,000      3,332,000      2,269,000       1,987,000
     Net Income                               5,008,000       4,545,000      2,763,000      1,630,000       1,721,000
     Earnings per common
          share-assuming dilution                  0.66            0.60           0.37           0.23            0.25
     Cash dividends declared
     per common share                             0.020           0.015          0.015          0.010               -

Financial Position Data
     Total assets                            24,701,000      19,846,000     14,560,000     11,635,000      10,233,000
     Long-term debt                               -             714,000        513,000        752,000       1,081,000
     Deferred gain on sale
          and leaseback                           -               -             84,000        135,000          -
     Stockholder's equity                    20,605,000      15,769,000     11,271,000      8,429,000       6,827,000


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Because of the increasing investment of the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the Consolidated Revenue of the Company during the periods ending December 31, 1997, 1996 and 1995. As demonstrated in the schedule, the Company's consolidated Revenue includes its share of equity in earnings from the JV's:

                                                      Amount            MSI's
           Joint          Joint Venture             Included in        Non-JV         Consolidated
       Venture Sales      Net Income       Co's %   MSI Revenue        Revenue          Revenue

 1997   $38,361,000       $12,356,000      50%      $6,179,000        $20,790,000      $26,969,000
 1996   $31,598,000       $10,610,000      50%      $5,305,000        $19,867,000      $25,172,000
 1995   $25,300,000       $ 6,212,000      50%      $3,106,000        $20,172,000      $23,278,000


1997 vs. 1996

         Consolidated Revenues in 1997 increased 7.2% over 1996, with JV sales increasing 21.4% and non-JV revenues up 4.0%. A significant part of the increase in JV sales was attributable to sales of $5,765,000 in Colombia, $512,000 sales in Ghana and $246,000 in Uzbekistan compared to no sales in those countries in 1996. Cyanco 1997 sales increased by $240,000, or 1%, over those recorded in 1996. Joint venture net income from explosive joint ventures was $74,000, reflecting a loss of approximately $380,000 in the Ghana joint venture and earnings of $371,000 income from Colombia and $83,000 from Uzbekistan. MSI revenues recorded due to business in Colombia during 1997 included equity in earnings from the JV of $186,000, and direct payments of royalties of $108,000, technical fees of $289,000, sales of equipment, parts and supplies of $16,000 and interest income of $108,000, for a total of $707,000. Other JV's did not produce significant revenues other than that recorded from equity in earnings during 1997.

         During the fourth quarter of 1997, Cyanco reduced prices to major customers under cost-plus contracts reflecting lower costs of production. As gold prices declined during 1997, gold mines in Nevada attempted to reduce costs to preserve gross margins. Cyanco expects there will be continued pressure on reducing prices of liquid sodium cyanide during 1998. Also, management does not expect gold producers to make further significant cut backs or announcements in gold production in Nevada during 1998 unless gold prices decline further. Conversely, management expects gold production to increase if gold prices increase significantly. Consequently, it is expected that Cyanco, while attempting to increase its market share, may experience flat sales in 1998. Cyanco is reviewing cost control measures in its operations and administrative costs.

         Sales in Colombia should increase during 1998 due to price increases obtained on January 1, 1998; however, until the transportation facilities are established, as discussed in item 1, page 2, production will likely remain at levels experienced during 1997. Sales in Ghana should increase as the Company's joint venture seeks to gain more market share in the gold mining districts in Ghana. Assuming Uzbekistan can stabilize its availability of capital and improve the convertibility of its local currency for imported raw material, sales at Turon-MSI Ltd. could improve substantially in Uzbekistan as well. Uzbekistan, to date, has not been able to consistently provide convertibility for companies requiring foreign imports and convertibility for repatriating profits is difficult to obtain without export sales which the Company's JV does not currently have. The Company plans on developing export sales by using local profits to invest in capital to support the manufacture of products for export. MSI, through its wholly owned subsidiaries, also expects to show increased foreign sales of accessories and other raw materials during 1998. U.S. explosive sales should also increase over 1997 sales due to eastern U.S. sales of packaged explosives and improvement in market share in the western U.S. It is expected that sales in Canada will remain stable through 1998.

         Consolidated gross margins decreased on a percentage basis from 11.8 % to 9.0% comparing 1997 to 1996. This was due primarily to high unit costs of production at the company's new EMGEL(R) plant in West Virginia reflecting development and start-up costs. The Company elected to expense all of the development related costs in 1997 resulting in a loss of approximately $800,000 at the West Virginia plant.

         During the first half of 1998, the operations at the West Virginia plant should reach the breakeven point and be marginally proftitable in 1998. It is expected that the EMGEL(R) plant prototype and processing know-how garnered in 1997 can be marketed effectively during 1998 in several market niches worldwide. Raw material costs should be reduced or remain stable during 1998 and it is expected that there will be no major supply problems.

         Depreciation is primarily included in costs of sales and increased in 1997 by $57,000 over that in 1996 primarily due to the EMGEL(R) plant improvements made in 1997. Depreciation of the EMGEL(R) plant in future years will reflect the increased depreciation of the improvements made in 1996 and 1997.

         General  and  administrative   costs  incurred  in  1997  increased  by
approximately $202,000 or 19% over those in 1996 primarily due to employee costs.

         Income before provision for income taxes for 1997 was up by 11.9% over 1996 reflecting increased income from continuing operations in 1997 which improved by $316,000 or 5% over 1996, proceeds from settlement of litigation of approximately $190,000 and gain on sales of assets and net interest income of approximately $76,000. The effective tax rate increased from 23.7% in 1996 to 24.9% in 1997. It is expected that during 1998 income from operations will begin to reflect increases in JV operations in explosives and that gross margins contributed from U.S. and Canadian explosives business will improve as the West Virginia operation achieves normal production. This anticipated growth in earnings will be partially offset by a higher effective tax rate during 1998 as most of the carried-over tax benefits were used during 1997.

1996 vs. 1995

         Total revenues for the Company showed an 8.1% increase between 1995 and 1996. This was due to the increase of MSI's revenue attributable to its share of equity earnings from JV's which in 1996 was primarily derived from Cyanco. A major low margin account of MSI was discontinued in the West early in 1996.

         Net income of $4,545,000 for 1996 increased by approximately $1,782,000 or nearly 64% over that earned in 1995. Pre-tax earnings increased from $3,269,000 in 1995 to $5,960,000 in 1996 which represents an 82% increase. The increases in earnings was due primarily from equity earnings from operations at Cyanco.


Liquidity and Financial Resources

        The Company ended 1997 with the strongest financial position in its history. Cash flow from operating activities was $3,553,000 during 1997 compared to $3,002,000 during 1996, an improvement of about 18.4%. The current ratio, a measure of current liquidity, in the Company improved during 1997 from 2.3 at the end of 1996 to 3.6 at the end of 1997. Long-term debt existing at the end of 1996 which was primarily made up of certain leases of mobile equipment was paid-off during 1997. Deferred taxes were increased from $1,447,000 to $2,222,000 reflecting primarily the increased tax depreciation on the added plant and equipment at Cyanco and West Virginia. Receivables by the end of 1997 had increased $1,643,000 over 1996. This increase was due in part to delayed payments of royalties which were received in January 1998 in the amount of approximately $570,000, $190,000 from settlement of litigation and $883,000 primarily due to slow paying accounts which were substantially brought current by February 1998. It is expected that increases of cash flow from operating activities should continue to increase during 1998.

         Net cash used in investing activities decreased from $3,206,000 in 1996 to $2,356,000 in 1997. Cash needed for investing activities during 1998 likely will continue in Ghana, Uzbekistan and in North American operations. It is also anticipated that several announcements will be made during 1998 regarding additional joint ventures and business arrangements which will require additional capital. It is expected that cash needed for investment during 1998 will be provided from operations.

         The Company has a bank revolving line-of-credit in the amount of $2,000,000 bearing interest at the bank's prime rate secured by receivables and inventory, an equipment line-of-credit of $1,000,000 bearing interest at the bank's prime rate secured by equipment and a working capital line-of-credit for $500,000 at the bank's prime rate secured by the corporate office building. Each line-of-credit matures on May 30, 1998. At the end of 1997 none of the lines-of-credit were utilized. It is expected that the lines-of-credit will be renewed during May 1998.

         Because of inflation associated with third-world countries where the Company invests, there exists a substantial risk that the value of investments in those jurisdictions may erode. Also, the internal balance of payments and capital shortages in some of those countries, particularly Uzbekistan, may temporarily limit the ability to convert local currencies into hard currency necessary for importing raw materials or remitting profits. Management intends to use appropriate transfer pricing, investments in hedges, loans and other credit facilities to minimize the risks inherent in doing business in these countries. The Company continues to pursue its policy of investing with government entities or stable international and U.S. companies as its partners to help insure its long-term success.

Inflation and Other Comments

         The amounts presented in the financial statements do not provide for the effect of inflation on the Company's operations or its financial position. Amounts shown for property, plant and equipment and for costs and expenses reflect historical cost and do not necessarily represent replacement cost or charges to operations based on replacement cost. The Company's operations, together with other sources, are intended to provide funds to replace property, plant and equipment as necessary. Net income would be lower than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

         Within this Annual Report filed on Form 10-K, including this Item 7, there are forward-looking statements made in an effort to inform the reader of factors and results which, in management's opinion, are likely to have an ongoing material effect on the Company. The actual results and factors could materially differ from those indicated in the statements made.


Item 8:     Financial Statements

         The Financial Statements of the Company called for by this Item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1.


Item 9: Changes In and Disagreements With Accountants on Accounting and Financial Data

         None.

                                    PART III

Item 10: Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

         The information required hereunder is incorporated by reference from page 2 to page 6 of the Company's Proxy Statement filed in connection with its May 20, 1998 Annual Meeting of Stockholders entitled "Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act."


Item 11: Executive Compensation

         The information required hereunder is incorporated by reference from page 4 and page 5 of the Company's Proxy Statement filed in connection with its May 20, 1998 Annual Meeting of Stockholders entitled "Executive Compensation" and "Director Compensation."


Item 12: Security Ownership of Certain Beneficial Owners and Management

         The information required hereunder is incorporated by reference from page 5 and page 6 of the Company's Proxy Statement filed in connection with its May 20, 1998 Annual Meeting of Stockholders entitled "Security Ownership of and Certain Beneficial Owners and Management."


Item 13: Certain Relationships and Related Transactions

         The information required hereunder is incorporated by reference from page 6 of the Company's Proxy Statement filed in connection with its May 20, 1998 Annual Meeting of Stockholders entitled "Certain Relationships and Related Transactions."


Item 14: Exhibits, Financial Statement Schedules and Reports on Form 8-K

         1. a. The consolidated financial statements for the fiscal year ended 1997 of the Company and the report of independent certified public accountants required in Part II, Item 8 are included on pages F-1 to F-25.

                  b. Also included as financial statement schedules to the Annual Report on Form 10-K are as Exhibit 99 are:

                         The financial statements for the fiscal year ended 1997 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants as exhibit 99.

                  c. No other required financial statement schedules are listed because they are not applicable or the required information is shown in the Company's financial statements or notes thereto.

         2.      Exhibits:

                  3(i) Amendment to Articles of Incorporation to reflect the one-for-five reverse stock split which became effective June 15, 1987 (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1987.) Articles of Incorporation (Incorporated herein by reference from Form 10-KSB filed by the Company for the fiscal year ended December 31, 1985.)

                  3(ii) Bylaws of the Corporation as amended March 1, 1988. (Incorporated by reference from the 10-KSB Report filed by the Company for the fiscal year ended
                             December 31, 1987.) Bylaws of the Corporation (Incorporated herein by reference from Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1985.)

                  4(i) 1988 Nonqualified Stock Option Plan. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1987.)

                  4(ii) Amendments to 1988 Nonqualified Stock Option Plan. (Incorporated by reference from the Form S-8 Report filed by the Company on July 7, 1997.)

                  10(i) Joint venture (shareholder) agreement between the Company and Norsk Hydro for joint venture in Colombia. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1996.)

                  10(ii) Joint venture (shareholder) agreement between the Company and Omnia Group via Chemical Holding International Limited. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1996.)

                  10(iii) Extension of license agreement with Bulk Mining Explosives via Dawn Holding Company. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1996.)

                  21         List of Subsidiaries

                  27         Financial Data Schedule

                  99 The financial statements for the fiscal year ended 1997 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

         3.    Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended December 31, 1997

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   MINING SERVICES INTERNATIONAL CORPORATION



                                   /s/ John T. Day
                                   -----------------------------------
                                   John T. Day, President


                                   Date: March 6, 1998


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


      Signatures                 Capacity in Which Signed            Date
------------------------- ---------------------------------- -------------------


/s/ Edward Neff Bagley     Chairman of the Board of Directors      March 6, 1998
Edward Neff Bagley


/s/ Lex L. Udy             Vice Chairman and Secretary and
Lex L. Udy                 Director                                March 6, 1998


/s/ John T. Day            President and Chief Executive Officer   March 6, 1998
John T. Day                and Director (Principal Executive
                           Officer)


/s/ Nathan L. Wade         Director                                March 6, 1998
Nathan L. Wade


/s/ Stephen Fleischer      Director                                March 6, 1998
Stephen Fleischer


/s/ Duane W. Moss          Chief Financial Officer and             March 6, 1998
Duane W. Moss              Legal Counsel

                                       MINING SERVICES INTERNATIONAL CORPORATION

                                      Index to Consolidated Financial Statements


--------------------------------------------------------------------------------





                                                                           Page


Report of Tanner + Co.                                                      F-2


Consolidated balance sheet                                                  F-3


Consolidated statement of income                                            F-4


Consolidated statement of shareholders' equity                              F-5


Consolidated statement of cash flows                                        F-7


Notes to consolidated financial statements                                  F-8



--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION





                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of Mining Services International Corporation


We have audited the consolidated balance sheet of Mining Services International Corporation as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity, and cash flows for the years ended December 31, 1997, 1996, and 1995. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mining Services International Corporation as of December 31, 1997 and 1996, and the results of their operations and their cash flows for the years ended December 31, 1997, 1996, and 1995 in conformity with generally accepted accounting principles.




                                                  TANNER+Co.


Salt Lake City, Utah
February 23, 1998

                                                                 MINING SERVICES INTERNATIONAL CORPORATION

                                                                                Consolidated Balance Sheet

                                                                                              December 31,
-------------------------------------------------------------------------------------------------------------------


              Assets                                                         1997              1996
              ------
                                                                       -----------------------------------

Current assets:
     Cash                                                              $       1,160,000 $         732,000
     Receivables, net                                                          4,232,000         2,589,000
     Inventories                                                                 830,000         1,124,000
     Prepaid expenses                                                            139,000           136,000
     Current portion of notes receivable from joint ventures                     435,000           250,000
                                                                       -----------------------------------

                  Total current assets                                         6,796,000         4,831,000

Property, plant and equipment, net                                             4,122,000         2,610,000
Investment in and advances to joint ventures                                  12,448,000        11,235,000
Notes receivable from joint ventures                                             965,000         1,000,000
Other assets                                                                     370,000           170,000
                                                                       -----------------------------------

                                                                       $      24,701,000 $      19,846,000
                                                                       ===================================

----------------------------------------------------------------------------------------------------------

              Liabilities and Shareholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                             $       1,874,000 $       1,916,000
     Current portion of long-term debt                                                 -           147,000
                                                                       -----------------------------------

                  Total current liabilities                                    1,874,000         2,063,000

Long-term debt                                                                         -           567,000
Deferred income taxes                                                          2,222,000         1,447,000
                                                                       -----------------------------------

                  Total liabilities                                            4,096,000         4,077,000
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Shareholders' equity:
     Common stock, $.001 par value, 500,000,000 shares
       authorized; 7,353,344 and 7,258,944 shares issued
       and outstanding, respectively                                               7,000             7,000
     Capital in excess of par value                                            5,416,000         6,230,000
     Notes receivable from stock sales                                                 -          (789,000)
     Retained earnings                                                        15,182,000        10,321,000
                                                                       -----------------------------------

              Total shareholders' equity                                      20,605,000        15,769,000
                                                                       -----------------------------------

                                                                       $      24,701,000 $      19,846,000
                                                                       ===================================


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-3


                                                                          Consolidated Statement of Income

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                            1997             1996              1995
                                                     -----------------------------------------------------

Revenue:
     Net sales                                       $       19,086,000 $     18,324,000 $      18,893,000
     Royalties                                                1,581,000        1,543,000         1,279,000
     Equity in earnings of joint ventures                     6,179,000        5,305,000         3,106,000
     Other income                                               123,000                -                 -
                                                     -----------------------------------------------------

                                                             26,969,000       25,172,000        23,278,000
                                                     -----------------------------------------------------

Costs and expenses:
     Costs of sales                                          18,817,000       17,523,000        18,290,000
     General and administrative                               1,264,000        1,062,000         1,178,000
     Research and development                                   488,000          503,000           478,000
                                                     -----------------------------------------------------

                                                             20,569,000       19,088,000        19,946,000
                                                     -----------------------------------------------------

Income from operations                                        6,400,000        6,084,000         3,332,000

Other income (expense), net                                     266,000         (124,000)          (63,000)
                                                     -----------------------------------------------------

Income before provision for income taxes                      6,666,000        5,960,000         3,269,000
                                                     -----------------------------------------------------

Provision for income taxes:
     Current                                                   (883,000)        (943,000)         (390,000)
     Deferred                                                  (775,000)        (472,000)         (116,000)
                                                     -----------------------------------------------------

                                                             (1,658,000)      (1,415,000)         (506,000)
                                                     -----------------------------------------------------

              Net income                             $        5,008,000 $      4,545,000 $       2,763,000
                                                     =====================================================

Earnings per common share                            $              .68 $            .63 $             .39
                                                     =====================================================

Earnings per common share- assuming dilution         $              .66 $            .60 $             .37
                                                     =====================================================





----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-4


                                                                 MINING SERVICES INTERNATIONAL CORPORATION

                                                            Consolidated Statement of Shareholders' Equity

                                                              Years Ended December 31, 1997, 1996 and 1995
----------------------------------------------------------------------------------------------------------




                                              Capital in    Notes
                                                Excess    Receivable
                          Common Stock          of Par    from Stock   Retained       Treasury Stock
                    -------------------------                                    -------------------------
                       Shares      Amount       Value       Sales      Earnings     Shares       Amount
                    --------------------------------------------------------------------------------------

Balance at
January 1, 1995        5,180,728 $      6,000 $ 4,697,000 $  (469,000)$  ,285,000      (72,000)$   (90,000)

Shares issued under
stock option plan        166,390            -     247,000     (46,000)          -            -           -

Payments made on notes
receivable from stock
sales                          -            -           -       6,000           -            -           -

Stock dividends paid     261,885            -   1,080,000           -  (1,080,000)           -           -

Treasury stock retired   (72,000)           -     (90,000)          -           -       72,000      90,000

Shares retired in
payment of interest on
notes receivable          (6,332)           -     (26,000)          -           -            -           -

Shares retired to
exercise stock options    (5,226)           -     (20,000)          -           -            -           -

Shares surrendered           100            -           -           -           -            -           -

Cash dividends paid            -            -           -           -     (82,000)           -           -

Net income                     -            -           -           -   2,763,000            -           -
                    --------------------------------------------------------------------------------------

Balance at
December 31, 1995      5,525,545        6,000   5,888,000    (509,000)  5,886,000            -           -

Shares issued under
stock option plan        228,011            -     459,000    (280,000)          -            -           -

Stock split-up effected
in the form of a
distribution           1,515,709        1,000           -           -      (1,000)           -           -

Shares retired for:
  Exercise of stock
    options               (4,618)           -     (34,000)          -           -            -           -
  Payment of interest on
    notes receivable      (2,670)           -     (45,000)          -           -            -           -
  Payment of advances     (3,033)           -     (38,000)          -           -            -           -



----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-5


                                                                MINING SERVICES INTERNATIONAL CORPORATION

                                                            Consolidated Statement of Shareholders' Equity
                                                                                                 Continued


----------------------------------------------------------------------------------------------------------





                                              Capital in    Notes
                                                Excess    Receivable
                          Common Stock          of Par    from Stock   Retained       Treasury Stock
                    -------------------------                                    -------------------------
                       Shares      Amount       Value       Sales      Earnings     Shares       Amount
                    --------------------------------------------------------------------------------------

Cash dividends paid            -            -           -           -    (109,000)           -           -

Net income                     -            -           -           -   4,545,000            -           -
                    --------------------------------------------------------------------------------------

Balance at
December 31, 1996      7,258,944        7,000   6,230,000    (789,000) 10,321,000            -           -

Shares issued under
stock option plan        188,841            -     277,000           -           -            -           -

Shares retired for:
  Exercise of stock
    options              (16,680)           -    (163,000)          -           -            -           -
  Payment of principal
    and interest on notes
    receivable           (69,959)           -    (837,000)    789,000           -            -           -
  Payment of advances     (7,802)           -     (91,000)          -           -            -           -

Cash dividends paid            -            -           -           -    (147,000)           -           -

Net income                     -            -           -           -   5,008,000            -           -
                    --------------------------------------------------------------------------------------

Balance at
December 31, 1997      7,353,344 $      7,000 $ 5,416,000 $           $15,182,000            - $         -
                    ======================================================================================



----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-6


                                                                 MINING SERVICES INTERNATIONAL CORPORATION

                                                                      Consolidated Statement of Cash Flows
                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                                1997           1996            1995
                                                           ----------------------------------------------
Cash flows from operating activities:
     Net income                                            $     5,008,000 $    4,545,000 $     2,763,000
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                             650,000        593,000         495,000
         Provision for losses on accounts receivable                 2,000              -         (18,000)
         (Gain) loss on disposal of equipment                      (33,000)       147,000           9,000
         Stock compensation expense                                 22,000              -               -
         Reserve for impairment of long-term assets                      -         40,000               -
         Interest income on common stock notes receivable          (48,000)       (45,000)        (26,000)
         Undistributed earnings of joint ventures               (1,136,000)    (2,805,000)       (877,000)
         Deferred income taxes                                     775,000        472,000         116,000
         (Increase) decrease in:
              Receivables                                       (1,645,000)       122,000        (512,000)
              Inventories                                          294,000       (267,000)       (329,000)
              Prepaid expenses                                      (3,000)       (18,000)        109,000
              Other assets                                        (291,000)        71,000        (267,000)
         Increase (decrease) in:
              Accounts payable and accrued  expenses               (42,000)       159,000         257,000
              Deferred gain on sale and leaseback                        -        (12,000)        (51,000)
                                                           ----------------------------------------------
                      Net cash provided by
                      operating activities                       3,553,000      3,002,000       1,669,000
                                                           ----------------------------------------------

Cash flows from investing activities:
     Proceeds from the sale of plant and equipment                  85,000        140,000           5,000
     Increase in notes receivable to joint ventures               (400,000)    (1,250,000)              -
     Payments on note receivable from joint venture                250,000              -               -
     Purchase of plant and equipment                            (2,214,000)    (1,183,000)       (840,000)
     Investment in joint ventures                                  (77,000)      (913,000)              -
                                                           ----------------------------------------------
                      Net cash used in
                      investing activities                      (2,356,000)    (3,206,000)       (835,000)
                                                           ----------------------------------------------

Cash flows from financing activities:
     Issuance of common stock                                       92,000        145,000         181,000
     Retirement of common stock                                          -        (38,000)              -
     Payments received on notes receivable from stock sales              -              -           6,000
     Proceeds from long-term debt                                        -        311,000               -
     Payments on long-term debt                                   (714,000)      (182,000)       (239,000)
     Cash dividend paid                                           (147,000)      (109,000)        (82,000)
                                                           ----------------------------------------------
                      Net cash (used in) provided by
                      financing activities                        (769,000)       127,000        (134,000)
                                                           ----------------------------------------------

Net increase (decrease) in cash                                    428,000        (77,000)        700,000

Cash, beginning of year                                            732,000        809,000         109,000
                                                           ----------------------------------------------

Cash, end of year                                          $     1,160,000 $      732,000 $       809,000
                                                           ==============================================

----------------------------------------------------------------------------------------------------------


See accompanying notes to consolidated financial statements.
                                                                                                       F-7


                                       MINING SERVICES INTERNATIONAL CORPORATION

                                      Notes to Consolidated Financial Statements

                                               December 31, 1997, 1996, and 1995
--------------------------------------------------------------------------------


1.   Summary of Business and Significant Accounting Policies
Mining Services International Corporation (the Company) and its wholly owned subsidiaries, MSI Chemicals Ltd., and Central Asia Chemicals LTD (CAC), (formerly MSI Turon Limited), are primarily engaged in the development, manufacture and sale of bulk explosives and related support and services. In addition, Nevada Chemicals, Inc., also a wholly-owned subsidiary, has a fifty percent interest in Cyanco Company (Cyanco), a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. The financial statements reflect the investment in joint ventures of which the Company owns a 50% or less interest under the equity method of accounting. Summarized financial information for such joint ventures is included in note 16.


During 1995 the Company entered into an Agreement with Production Association "Ammofos" of Almalyk, the Republic of Uzbekistan (PAA), a government owned chemical producer. The Agreement creates a joint venture with MSI and PAA which operates under a limited liability enterprise organized under Uzbekistan laws. The enterprise is called Turon-MSI Ltd., in which MSI holds a 51% interest and PAA holds a 49% interest. MSI has committed to supply plant and equipment along with its technological know-how in return for its interest in the joint venture and PAA has committed to provide the infrastructure of the plant. Although the Company owns a 51% interest in the share capital, the joint venture is accounted for under the equity method due to the facts and circumstances of control related to mutual consent affecting the joint venture in Uzbekistan. As of December 31, 1997, the Company had expended approximately $869,000 related to plant and equipment located in Uzbekistan. The plant has produced test shots and is ready for production pending final governmental approval of the procedures, safety, and technical issues.


During 1996, the Company entered into an agreement to form a joint venture to manufacture and supply explosives in Colombia. The joint venture operates as a Grand Cayman Company called Cayman Mining Services Limited (CMS). The Company has a 50% interest in CMS which in turn owns virtually all of Colombia Mining Supply and Services Limited, a Colombia-based company engaged in the development, manufacture, and sale of bulk explosives in Colombia under the control of the military. The plant began operations in January 1997.


During 1997, the Company entered into an agreement to form a joint venture to manufacture and supply explosives in Ghana. The joint venture operates as a Ghana Company called West Africa Chemical Limited (WAC). The Company has a 50% interest in WAC, which in turn owns 100% of West Coast Explosives Limited, a Ghana-based company engaged in the development, manufacture, and sale of bulk explosives and accessories in West Africa. The plant began operations in late 1997.

--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1. Summary of Business and Significant Accounting Policies Continued Principles of consolidation
The consolidated financial statements include the accounts of the Company, and its subsidiaries. All significant intercompany balances and transactions have been eliminated.

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

Other Assets
Certain items included in other assets are amortized over five years using the straight-line method. Amortization expense totaled $4,000, $8,000, and $15,000 in 1997, 1996, and 1995, respectively.

Revenue Recognition
Revenue is recognized upon shipment of product or performance of services.

Income Taxes
Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation and undistributed earnings from foreign-based joint ventures, which qualify under certain tax deferral treatment.

Earnings Per Common Share
The computation of earnings per common share is based on the weighted average number of shares outstanding during the year.


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



1.   Summary of Business and Significant Accounting Policies Continued
Earnings Per Common Share - Continued
The computation of earnings per common share assuming dilution is based on the weighted average number of shares outstanding during the year plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year.


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


The Company's customer base consists primarily of mining companies. Although the Company is directly affected by the well-being of the mining industry, management does not believe significant credit risk exists at December 31, 1997.

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


Reclassifications
Certain   accounts  in  the  1996  and  1995  financial   statements  have  been
reclassified to conform with the current year presentation.



--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



2.   Detail of Certain Balance Sheet Accounts

                                                     December 31,
                                          ----------------------------------
                                                1997             1996
                                          ----------------------------------
Receivables:
     Trade receivables                    $       2,980,000 $      2,432,000
     Less allowance for doubtful accounts           (12,000)         (10,000)
     Income tax refund receivable                   449,000          110,000
     Related party receivables (see Note 11)        622,000           57,000
     Other                                          193,000                -
                                          ----------------------------------

                                          $       4,232,000 $      2,589,000
                                          ==================================




                                                     December 31,
                                          ----------------------------------
                                                1997             1996
                                          ----------------------------------
Inventories:
     Raw materials                        $         407,000 $        421,000
     Finished goods                                 423,000          703,000
                                          ----------------------------------

                                          $         830,000 $      1,124,000
                                          ==================================




                                                     December 31,
                                          ----------------------------------
                                                1997             1996
                                          ----------------------------------
Accounts payable and accrued expenses:
     Trade payables                       $       1,196,000 $      1,256,000
     Accrued expenses                               678,000          660,000
                                          ----------------------------------

                                          $       1,874,000 $      1,916,000
                                          ==================================



--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




3.   Property,Plant and Equipment
Property, plant and equipment consists of the following:


                                                 December 31,
                                      ----------------------------------
                                            1997             1996
                                      ----------------------------------

Plant equipment and fixtures          $       4,438,000 $      2,843,000
Support equipment and fixtures                4,740,000        4,383,000
Office equipment and fixtures                   474,000          416,000
Vehicles                                        579,000          528,000
Land                                            107,000          107,000
                                      ----------------------------------

                                             10,338,000        8,277,000

Less accumulated depreciation and
amortization                                 (6,216,000)      (5,667,000)
                                      ----------------------------------

                                      $       4,122,000 $      2,610,000
                                      ==================================



4.   Notes Receivable
Notes receivable from joint ventures are comprised of the following:


                                                 December 31,
                                      ----------------------------------
                                              1997             1996
                                      ----------------------------------
Unsecured  note  receivable  from
CMS, in annual installments  of
$250,000 and semi-annual interest
payments at the rate of 1.5% above
the six month LIBOR                    $      1,000,000 $      1,250,000

Unsecured note receivable from WAC,
in annual installments of $185,000 and
semi-annual interest payments at the
rate of 2% above the six month LIBOR            400,000                -
                                      ----------------------------------

                                              1,400,000        1,250,000

Less current portion                           (435,000)        (250,000)
                                      ----------------------------------

                                      $         965,000 $      1,000,000
                                      ==================================


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



5.   Bank Line of Credit
The Company has a bank revolving line-of-credit in the amount of $2,000,000 bearing interest at the bank's prime rate secured by receivables and inventory, an equipment line of credit of $1,000,000 bearing interest at the bank's prime rate secured by equipment, and a working capital line of credit for $500,000 at the bank's prime rate secured by the corporate office building. Each line-of-credit matures on May 30, 1998 and had no outstanding balance at December 31, 1997 and 1996.


6.   Long-Term Debt
Long-term debt is comprised of the following:


                                                        December 31,
                                                ----------------------------
                                                     1997          1996
                                                ----------------------------

Note payable to a bank, in monthly installments
of $552, including interest at 7.5%, secured by
a vehicle                                        $           - $       5,000

Equipment line-of-credit agreement which
allowed the Company to borrow a maximum
amount of  $1,000,000 at an interest rate
equal to the bank's  prime rate for
refinanced equipment and the bank's prime
rate plus .5 percent for new equipment
acquisitions.                                                -       709,000
                                                ----------------------------

                                                             -       714,000

Less current portion                                         -      (147,000)
                                                ----------------------------

                                                $              $     567,000
                                                ============================



7.   Notes Receivable from Stock Sales
During the years ended December 31, 1996 and 1995, certain employees and officers exercised stock options in exchange for long-term notes, not exceeding 30 months, with interest at the LIBOR plus 1 to 3 percent, adjusted annually. During 1997, all notes receivable and related interest were paid through the retirement of common stock.



--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




8.   Income Taxes
The current provision for income taxes represents federal income taxes and includes taxes withheld on royalties by foreign countries.

The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:

                                        Years Ended December 31,
                               -----------------------------------------
                                   1997          1996          1995
                               -----------------------------------------

Federal income tax provision
at statutory rate              $  (2,266,000)$  (2,026,000)$  (1,111,000)
Stock options                        525,000       585,000       124,000
Change in valuation allowance              -             -       517,000
Life insurance and meals               2,000        (1,000)      (18,000)
Other                                 81,000        27,000       (18,000)
                               -----------------------------------------

                               $  (1,658,000)$  (1,415,000)$    (506,000)
                               =========================================



Deferred tax assets (liabilities) are comprised of the following:


                                                   December 31,
                                           ----------------------------
                                                1997          1996
                                           ----------------------------

Depreciation                               $   (2,177,000)$  (1,987,000)
Deferred income                                   (45,000)            -
Income tax credit carryforwards                         -       519,000
Other                                                   -        21,000
                                           ----------------------------

                                           $   (2,222,000 $  (1,447,000)
                                           ============================



9.   Stock Dividend and Split-up
On July 21, 1995, the Company declared a 5% stock dividend to shareholders of record as of June 30, 1995. On July 21, 1995, the Company issued 261,885 shares of common stock in conjunction with this dividend. Accordingly, amounts equal to the fair market value (based on quoted market prices) of the additional shares issued have been charged to retained earnings and credited to common stock and additional paid-in capital.


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



9.   Stock Dividend and Split-up Continued
On October 15, 1996 and December 10, 1996, the Company declared a 10% and 15% stock split-up effected in the form of a distribution, to all shareholders of record as of September 20, 1996 and December 10, 1996, respectively. On October 15, 1996 and December 10, 1996, the Company issued 573,910 and 941,799 shares of common stock, respectively, in conjunction with these stock split-ups. Accordingly, amounts equal to the par value of the shares issued have been charged to retained earnings and credited to common stock.


Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated retroactively to reflect the stock dividend and the stock split-up effected in the form of a distribution.


10.  Supplemental Cash Flow Information
During the year ended December 31, 1997, officers and shareholders retired common stock with a market value of $1,091,000 in order to exercise stock options, pay notes receivable, related interest, and advances.


During the year ended December 31, 1996:

o The Company issued common stock in exchange for long-term notes receivable of $280,000.

o The Company capitalized retained earnings of $1,000 due to the issuance of a 10% and 15% stock split-up effected in the form of a distribution.

o Officers and shareholders retired common stock with a market value of $117,000 in order to pay interest on notes receivable from stock sales.

o The Company refinanced long-term debt in the amount of $413,000 and reduced deferred gain on sale leasebacks in exchange for long-term debt of $72,000.


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



10.  Supplemental Cash Flow Information Continued

During the year ended December 31, 1995:

o The Company retired treasury stock by reducing capital in excess of par value by $90,000.

o The Company issued common stock in exchange for long-term notes receivable of $46,000.

o The Company capitalized retained earnings of $1,080,000 due to the issuance of a 5% stock dividend.

o A shareholder retired common stock with a market value of $20,000 in order to exercise stock options.

o Officers/shareholders retired common stock with a market value of $26,000 in order to pay interest on notes receivable from stock sales.


Actual amounts paid for interest and income taxes are as follows:


                                  Years Ended December 31,
                     ---------------------------------------------------
                               1997             1996             1995
                     ---------------------------------------------------

Interest             $          35,000 $         77,000 $         74,000
                     ===================================================

Income taxes         $         766,000 $        500,000 $        495,000
                     ===================================================



11.  Related Party Transactions
The Company performs certain functions for Cyanco for which it receives a fee. The Company records the fee as an offset to costs of sales. These fees totaled $474,000, $420,000, and $357,000 for the years ended December 31, 1997, 1996, and 1995, respectively.

At December 31, 1997 and 1996, the Company had receivables of $622,000 and $57,000, respectively, from joint ventures (see Note 2).

As of December 31, 1997 and 1996, the Company had notes receivable from joint ventures of $1,400,000 and $1,250,000, respectively (see Note 4).


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



11.  Related Party Transactions Continued
During the year ended December 31, 1997

o The Company recognized revenues of approximately $690,000 from joint ventures, related to royalties, services provided, and the sale of manufacturing products.

o The Company recognized interest income of $123,000 related to notes receivable from joint ventures.


12.  Major Customers and Foreign Operations
Sales to major customers which exceeded 10 percent of net sales are as follows:


                                      Years Ended December 31,
                             -------------------------------------------
                                    1997          1996          1995
                             -------------------------------------------

Company A                    $    4,474,000 $           - $            -
Company B                    $    4,271,000 $   4,184,000 $    3,483,000
Company C                    $    1,937,000 $           - $    2,268,000
Company D                    $            - $   3,919,000 $    5,882,000

Management believes that the loss of any one customer would not have a material adverse effect on the Company's consolidated operations.

The Company has operations in the United States, Canada, and equity in earning of joint ventures. The following is a summary of operations by geographic region:


                                      Years Ended December 31,
                             -------------------------------------------
                                  1997          1996          1995
                             -------------------------------------------
Revenue:
  United States              $   16,305,000 $  14,807,000 $   15,801,000
  Canada                     $    4,362,000 $   5,060,000 $    4,371,000
  Equity in earnings of JV   $    6,179,000 $   5,305,000 $    3,106,000
                             -------------------------------------------

Total revenues               $   26,846,000 $  25,172,000 $   23,278,000
                             ===========================================


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



12.  Major Customers and Foreign Operations Continued

                                      Years Ended December 31,
                             -------------------------------------------
                                  1997          1996          1995
                             -------------------------------------------

Income from Operations:
  United States              $    1,492,000 $   1,811,000 $    1,623,000
  Canada                     $      359,000 $     533,000 $      259,000
                             -------------------------------------------
                             $    1,851,000 $   2,344,000 $    1,882,000

  Equity in earnings of JV   $    6,179,000 $   5,305,000 $    3,106,000
  Corporate expenses         $   (1,753,000 $  (1,565,000 $   (1,656,000)
                             -------------------------------------------

Total income from operations $    6,277,000 $   6,084,000 $    3,332,000
                             ===========================================




Identifiable Assets:
  United States              $    9,083,000 $   5,796,000 $    5,325,000
  Canada                     $      895,000 $   1,257,000 $    1,532,000
  Other areas                $      302,000 $     524,000 $      290,000
                             -------------------------------------------
                             $   10,280,000 $   7,577,000 $    7,147,000
                             -------------------------------------------

  Investments in and
    advances to joint venture$   14,421,000 $  12,269,000 $    7,413,000
                             -------------------------------------------

Total identifiable assets    $   24,701,000 $  19,846,000 $   14,560,000
                             ===========================================



13.  Non-Qualified Stock Option Plan
Under the Non-Qualified Stock Option Plan (the Option Plan), as amended in 1988, 1990, 1992 and 1993, a maximum of 1,315,130 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.



--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




13.  Non-Qualified Stock Option Plan Continued
Information regarding the Option Plan is summarized below:


                                          Number of      Option Price
                                           Options         Per Share
                                      ----------------------------------

Outstanding at January 1, 1995                  492,000    $  .75 - 2.38
     Granted                                    354,400      3.57 - 5.75
     Exercised                                 (166,390)     2.81 - 4.88
     Expired                                    (26,900)     1.19 - 2.38
                                      ----------------------------------

Outstanding at December 31, 1995                653,110         .96-5.75
     Granted                                    120,368         .82-8.00
     Exercised                                 (228,011)        .96-8.00
     Expired                                     (7,875)            2.26
                                      ----------------------------------

Outstanding at December 31, 1996                537,592         .82-4.55
     Granted                                     17,657       9.75-11.30
     Exercised                                 (188,841)        .82-3.80
     Expired                                     (5,799)            3.80
                                      ----------------------------------

Outstanding at December 31, 1997                360,609    $  2.96-11.30
                                      ==================================



Options exercisable and shares available for future grant are as follows:


                                           December 31,
                           ---------------------------------------------
                                1997           1996           1995
                           ---------------------------------------------

Options exercisable                 41,832         72,706        212,110
Shares available for grant         276,051        271,866        193,800




--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



14.  Stock-Based Compensation
The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS
123) which established financial accounting and reporting standards for stock-based compensation. The new standard defines a fair value method of accounting for an employee stock option or similar equity instrument. This statement gives entities the choice between adopting the fair value method or continuing to use the intrinsic value method under Accounting Principles Board
(APB) Opinion No. 25 with footnote disclosures of the pro forma effects if the fair value method had been adopted. The Company has opted for the latter approach. Accordingly, no compensation expense has been recognized for the stock option plans. Had compensation expense for the Company's stock option plan been determined based on the fair value at the grant date for awards in 1997, 1996, and 1995 consistent with the provisions of SFAS No. 123, the Company's results of operations would have been reduced to the pro forma amounts indicated below:


                                          Years Ended December 31,
                                --------------------------------------------
                                     1997           1996          1995
                                --------------------------------------------

Net Income - as reported        $     5,008,000 $   4,545,000 $   2,763,000
Net Income - pro forma          $     4,919,000 $   4,465,000 $   2,649,000
Earnings per share - as reported$           .66 $         .60 $         .37
Earnings per share - pro forma  $           .65 $         .59 $         .36
                                --------------------------------------------



--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




14.  Stock-Based Compensation Continued
The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                December 31,
                              ----------------------------------------------
                                   1997          1996            1995
                              ----------------------------------------------

Expected dividend yield       $        .02  $        .0125 $          .0125
Expected stock price
  volatility                           48%             49%              49%
Risk-free interest rate              5.25%            4.5%             4.5%
Expected life of options           3 years         3 years       2-10 years
                              ----------------------------------------------



The weighted average fair value of options granted during 1997, 1996, and 1995 are $3.41, $2.97, and $2.38 respectively.


The following table summarizes information about stock options outstanding at December 31, 1997:


                      Options Outstanding             Options Exercisable
             ---------------------------------------------------------------
                                 Weighted
                                  Average
                                Remaining                  Number
                   Number      Contractual   Weighted   Exercisable   Weighted
  Range of      Outstanding at    Life       Average        at        Average
Exercise Prices   12/31/97       (Years)  Exercise Price 12/31/97 Exercise Price
----------------------------------------------------------------------------

$ 2.96 to  3.95    292,226         7.4   $     3.50        13,283  $    2.96
  4.09 to  4.55     53,383         5.8         4.21        13,549       4.55
 10.25 to 11.30     15,000         2.0        10.46        15,000      10.46
----------------------------------------------------------------------------

$ 2.96 to 11.30    360,609         6.9   $     3.90        41,832 $     6.16
============================================================================




--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Earnings Per Share
In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128 (SFAS 128) "Earnings Per Share," which requires companies to present basic earnings per share (EPS) and diluted earnings per share, instead of the primary and fully diluted EPS as previously required. The new standard also requires additional informational disclosures, and makes certain modifications to the previously applicable EPS calculations defined in Accounting Principles Board No. 15. The new standard is required to be adopted by all public companies for reporting periods ending after December 15, 1997, and requires restatement of EPS for all prior periods reported. During the year ended December 31, 1997, the Company adopted this standard.


Earnings per share information in accordance with SFAS 128 is as follows:


                                       Year Ended December 31, 1997
                                --------------------------------------------
                                    Income          Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                --------------------------------------------

Net income                      $     5,008,000
Less preferred stock
  dividends                                   -
                                ---------------
Basic EPS
Income available to
  common stockholders                 5,008,000       7,342,000 $         .68
                                                                =============
Effect of Dilutive Securities
Stock options                                 -         272,000
                                -------------------------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                   $     5,008,000       7,614,000 $         .66
                                =============================================



--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------



15.  Earnings Per Share Continued

                                        Year Ended December 31, 1996
                                --------------------------------------------
                                    Income          Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                --------------------------------------------

Net income                      $     4,545,000
Less preferred stock
  dividends                                   -
                                ---------------
Basic EPS
Income available to
  common stockholders                 4,545,000       7,193,000 $         .63
                                                                =============
Effect of Dilutive Securities
Stock options                                 -         363,000
                                -------------------------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                   $     4,545,000       7,556,000 $         .60
                                =============================================




                                        Year Ended December 31, 1995
                                --------------------------------------------
                                    Income          Shares       Per-Share
                                  (Numerator)   (Denominator)     Amount
                                --------------------------------------------

Net income                      $     2,763,000
Less preferred stock
  dividends                                   -
                                ---------------
Basic EPS
Income available to
  common stockholders                 2,763,000       7,047,000 $         .39
                                                                -------------
Effect of Dilutive Securities
Stock options                                 -         334,000
                                -------------------------------
Diluted EPS
Income available to common
  stockholders plus assumed
  conversions                   $     2,763,000       7,381,000 $         .37
                                =============================================




--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------




16.  Significant Unconsolidated Affiliates
Summarized financial information for significant unconsolidated affiliates of the Company, are as follows:


                                             December 31,
                             --------------------------------------------
                                  1997          1996           1995
                             --------------------------------------------

Result for year:
     Gross revenues          $   38,115,000 $   31,598,000 $   25,300,000
     Gross profit            $   16,048,000 $   13,928,000 $    9,238,000
     Net income              $   12,273,000 $   10,610,000 $    6,212,000

Year-end financial position:
     Current assets          $    8,567,000 $    7,219,000 $    5,920,000
     Non-current assets      $   22,945,000 $   18,990,000 $   15,747,000
     Current liabilities     $    4,106,000 $    3,473,000 $    4,541,000
     Non-current liabilities $    4,559,000 $    2,443,000 $    2,476,000



17.  Profit Sharing Plan
The Company has a defined contribution profit sharing plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the Company. The discretionary amount contributed to the plan by the Company for the years ended December 31, 1997, 1996, and 1995 was $37,000, $25,000, and $25,000,
respectively.


18.  Fair Value of Financial Instruments
None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1997, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                                                       Continued

--------------------------------------------------------------------------------


19.  Commitments and  Contingencies
The Company has agreed to indemnify its joint venture partner for any amounts paid by Cyanco under a deferred royalty agreement, which at December 31, 1997 and 1996, had an outstanding balance of $2,443,000.


The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.



--------------------------------------------------------------------------------