Form 10-Q
period 1998-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 1998-05-15
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-Q
(Mark One)
         [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the quarterly period ended March 31, 1998.

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

                           ---------------------------

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___


     The number of shares outstanding of the registrant's par value $0.001 Common Stock as of May 8, 1998 was 7,353,985.


    -------------------------------------------------------------------------

                    Mining Services International Corporation

                                      Index


                                                                        Page No.
Part I           Financial Information

Item 1.    Consolidated Balance Sheet (Condensed) March 31, 1998 and        1
            December 31, 1997.

           Consolidated  Statement of Operations (Condensed) for the        2
            three months ended March 31, 1998 and March 31, 1997.

           Consolidated  Statement of Cash Flows  (Condensed)  for the      3
            three months ended March 31, 1998 and March 31,1997.

           Condensed  Notes to the consolidated financial statements        4

Item 2.    Management's Discussion and Analysis of Financial Condition      5
            and Results of Operations


Part II      Other Information

Item 6.      Exhibits and Reports on Form 8-K                               6

PART I.  FINANCIAL INFORMATION

Financial Statements



                    MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet (Condensed)

                                                                  March 31, 1998                   December 31,1997
           ASSETS                                                  (Unaudited)
                                                                -------------------      -----------------------

Current assets:
     Cash                                                       $        2,075,000           $        1,160,000
     Receivables, net                                                    3,623,000                    4,232,000
     Inventories                                                           944,000                      830,000
     Prepaid  expenses                                                     132,000                      139,000
     Current portion of notes receivable from joint ventures               435,000                      435,000
                                                                -------------------      -----------------------

               Total current assets                                      7,209,000                    6,796,000

Property, plant and equipment, net                                       4,114,000                    4,122,000
Investments in joint ventures                                           12,832,000                   12,448,000
Notes receivable from joint ventures                                       965,000                      965,000
Other assets                                                               326,000                      370,000
                                                                -------------------      -----------------------

                                                                  $     25,446,000                   24,701,000
                                                                ===================      =======================

           LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Accounts payable and accrued expenses               $       1,820,000                    1,874,000

     Deferred income taxes                                               2,222,000                    2,222,000
                                                                -------------------      -----------------------

               Total liabilities                                         4,042,000                    4,096,000
                                                                -------------------      -----------------------


Shareholders' equity:
     Common stock, $.001 par value; 500,000,000 shares
        authorized; 7,353,985 shares issued                                  7,000                        7,000
     Capital in excess of par value                                      5,419,000                    5,416,000
     Retained earnings                                                  15,978,000                   15,182,000
                                                                -------------------      -----------------------

               Total Shareholders' equity                               21,404,000                   20,605,000
                                                                -------------------      -----------------------

                                                                  $     25,446,000           $       24,701,000
                                                                ===================      =======================









                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Operations (Condensed)
                                   (Unaudited)

                                                                               3 months ended            3 months ended
                                                                                   3/31/98                  3/31/97
                                                                              ------------------       -------------------
                  Revenues:
                       Net sales                                                 $    5,337,000           $     4,884,000
                       Royalties and license fee income                                 449,000                   386,000
                       Equity in earnings from joint ventures                         1,063,000                 1,475,000
                                                                              ------------------       -------------------

                                                                                      6,849,000                 6,745,000

                 Cost and expenses:
                       Cost of sales, royalties, and license fees                     5,250,000                 4,634,000
                       General and administrative                                       303,000                   328,000
                       Research and development                                         117,000                   139,000
                                                                              ------------------       -------------------
                                                                                      5,670,000                 5,101,000
                                                                              ------------------       -------------------


                 Income from operations                                               1,179,000                 1,644,000

                  Other income (expense), net                                             9,000                    34,000
                                                                              ------------------       -------------------

                 Income before provision for income taxes                             1,188,000                 1,678,000

                 Provision for income taxes                                             392,000                   549,000
                                                                              ------------------       -------------------


               Net income                                                       $       796,000         $       1,129,000
                                                                              ==================       ===================

               Weighted Average number of shares outstanding
                     Basic                                                            7,352,000                 7,267,000
                                                                              ==================       ===================
                     Diluted                                                          7,570,000                 7,666,000
                                                                              ==================       ===================

               Net Income per Share
                     Basic                                                    $             .11        $              .16
                                                                              ==================       ===================
                     Diluted                                                  $             .11        $              .15
                                                                              ==================       ===================






                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows (Condensed)

                                   (Unaudited)


                                                                               3 months ended            3 months ended
                                                                                  3/31/98                   3/31/97
                                                                             -------------------       -------------------
Cash flows from operating activities:
    Net income                                                                  $      796,000           $     1,129,000
    Adjustments  to  reconcile  net  income to net cash  provided  by  operating activities:
        Depreciation and amortization                                                  184,000                   142,000
        Stock compensation expense                                                       3,000                         0
        Gain on disposal of equipment                                                        0
                                                                                                                 (35,000)
        Undistributed earnings in joint ventures                                       (63,000)                 (475,000)
        Change in assets and liabilities:
            (Increase) decrease in accounts receivable                                 609,000                    19,000
            (Increase) decrease in inventories                                        (114,000)                 (122,000)
            (Increase) decrease in prepaid expenses                                      7,000                    48,000
            (Increase) decrease in other assets                                         44,000                     9,000
            Increase (decrease) in accounts payable and accrued expenses               (54,000)                  838,000
                                                                             -------------------       -------------------
               Net cash provided by operating activities                             1,412,000                 1,553,000
                                                                             -------------------       -------------------

Cash flows from investing activities:
     Proceeds from the sale of plant and equipment                                           0                    41,000
     Purchase of plant and equipment                                                  (176,000)                 (870,000)
     Investment in joint ventures                                                     (321,000)                 (179,000)
                                                                             -------------------       -------------------
               Net cash used in investing activities                                  (497,000)               (1,008,000)
                                                                             -------------------       -------------------

Cash flows from financing activities -
     payments on long-term debt                                                              0                   (24,000)
                                                                             -------------------       -------------------

Net increase in cash                                                                   915,000                   521,000

Cash, beginning of period                                                            1,160,000                   732,000

                                                                             -------------------       -------------------

Cash, end of period                                                           $     2 ,075,000         $      1,253,000
                                                                             ===================       ===================






                 See accompanying notes to financial statements

                          MINING SERVICES INTERNATIONAL
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended March 31, 1998 included herein is unaudited and the December 31,1997 Balance Sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         These consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently may not include all the disclosures normally required by the generally accepted accounting principles or those normally made in the annual 10-K filing. Financial information relating to depreciation contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into these notes.

         The results of operations for the three-month period ended March 31, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the increasing investment of the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the Consolidated Revenue of the Company during the periods ending March 31, 1998 and 1997. As demonstrated in the schedule, the Company's consolidated Revenue includes its share of equity in earnings from JV's:

                   Non Consolidated                  Amount            MSI's            MSI's
                   Joint Venture    Joint Venture    Equity   Included in       Non-JV  Consolidated
                   Sales            Net Income       MSI      MSI Revenue       Revenue          Revenue

   1st Qtr 1998   $  7,720,000      $  2,074,000     50%      $1,037,000        $  5,812,000     $  6,849,000
   1st Qtr 1997   $  9,306,000      $  2,950,000     50%      $1,475,000        $  5,270,000     $  6,745,000

    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures

NOTE 3:   INVENTORIES


         Inventories at March 31, 1998 and December 31, 1997 have been recorded at the lower of cost or market, cost being determined on the first in first out
(FIFO) method. The composition of inventories at March 31, 1998 and December 31, 1997 are as follows:


                                                   March 31, 1998                  December 31,1997
                                                   -----------------------         ----------------------
                    Raw Materials                        $ 542,000                       $ 407,000
                    Finished Goods                       $ 402,000                       $ 423,000
                                                   -----------------------         ----------------------
                                                         $ 944,000                       $ 830,000
                                                   =======================         ======================



Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-months ended March 31, 1998 vs. 1997
         Net income from operations decreased $465,000 or 28% in the first quarter of 1998 compared to the first quarter of 1997. In the same period comparisons, income from the cyanide joint venture decreased $409,000 with reduced cyanide revenues of $2,473,000 primarily due to reduction of cyanide prices and volume as the gold mines high graded their ore deposits to reduce operating costs in response to lower gold prices. Revenues from explosives increased $542,000, or 9%, comparing the first quarters of 1998 to 1997. Net income associated with explosives operations, comparing the same periods, increased by $187,000 which was offset by increased international marketing costs of approximately $30,000 and a decrease of $200,000 due to development at the West Virginia EMGEL(R) plant. The increased costs at the West Virginia Plant are expected to be recovered as profitable operations are reached beginning in the 2nd or 3rd quarter of 1998. The plant should achieve better efficiencies as capacity is reached to meet the demand due to significant acceptance of the EMGEL(R) product line in the eastern coal and construction markets. During March and April 1998, for example, the West Virginia operation operated at just below breakeven.

         The joint ventures in explosives increased revenues by $887,000 or 73% comparing the three months ended March 31, 1998 to the same period in 1997. The Company expects continued revenue growth and income contributions from explosives in the U.S. and international joint ventures during 1998 assuming world economies remain stable or continue to improve. Recent progress with railroads in Colombia for coal export should have a positive long-term impact on the Company's joint venture there. Monthly production in Uzbekistan more than doubled from March to April during 1998 reaching about 900 tons or $425,000 of revenue. Assuming continued capital availability in Uzbekistan, production should continue to increase in 1998. The Company also expects the cyanide business to increase during the remainder of 1998 assuming gold prices remain sufficiently stable or increase. The Company's joint venture is prepared to aggressively market its product to reach plant capacity.


Liquidity and Capital Resources

         The Company continues to strengthen its financial position during the first quarter of 1998. During May 1998 the Company renewed its revolving line of credit with its bank in Salt Lake City, Utah in the amount of $2,250,000 bearing interest at the bank's prime rate less 3/4 % or LIBOR plus 2.2% and an equipment line of credit of $1,250,000 bearing interest at the bank's prime rate less 3/4% or LIBOR plus 2.2% secured by equipment. $1,000,000 of the revolving line of credit is available to be used for the increasing demand for Letters of Credit internationally. On May 8, 1998, the Company has no balance owing on any of its lines of credit. During the first quarter the revolving line of credit was not utilized. There was no interest expense for the first three months of 1998 compared to $12,000 in the first three months of 1997.

         Net increase in cash was $915,000 for the quarter ended March 31, 1998 compared to $521,000 for the same period in 1997 or an increase of $394,000.
However, the Company expects to utilize much of its cash resources in several international transactions during the remainder of 1998. Property, plant and equipment at March 31, 1998 was $10,338,000 compared to $9,684,000 at March 31,1997. Accumulated depreciation at March 31, 1998 was $6,224,000 compared to $5,761,000 at March 31, 1997.

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

PART II.  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended March 31, 1998 or during the period covered by this report. No additional exhibits have been filed as part of this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MINING SERVICES INTERNATIONAL CORPORATION
                                  ----------------------------------------------
                                                    (Registrant)






         May 15,1998                              /s/ Lex L. Udy
      ------------------                       --------------------------------
             (Date)                             Lex L. Udy
                                                Vice Chairman and Secretary



                                                  /s/ Duane W. Moss
                                                -------------------------------
                                                 Duane W. Moss
                                                 Chief Financial Officer