Form 10-Q
period 1998-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 1998-08-05
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-Q
(Mark One)
         [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the quarterly period ended June 30, 1998.

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

                          ---------------------------

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___


         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of July 28, 1998 was 7,380,551.


   -------------------------------------------------------------------------

                    Mining Services International Corporation

                                      Index


                                                                                Page No.
                                                                                --------
Part I           Financial Information

  Item 1.    Consolidated Balance Sheet (Condensed) June 30, 1998 and              1
              December 31, 1997.

             Consolidated   Statement  of  Operations   (Condensed)  for  the      2
              three-months ended June 30, 1998 and June 30, 1997.

             Consolidated   Statement  of  Operations   (Condensed)  for  the      3
              six-months ended June 30, 1998 and June 30, 1997.

             Consolidated   Statement  of  Cash  Flows  (Condensed)  for  the      4
              six-months ended June 30, 1998 and June 30, 1997.

             Notes to the Condensed Consolidated Financial Statements              5

  Item 2.    Management's Discussion and Analysis of Financial Condition           6
              and Results of Operations


Part II      Other Information

  Item 6.    Exhibits and Reports on Form 8-K                                      8



PART I.  FINANCIAL INFORMATION

Financial Statements



                    MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet (Condensed)

                                                                  June 30, 1998             December 31,1997
           ASSETS                                                  (Unaudited)
                                                                -------------------      -----------------------

Current assets:
     Cash and cash equivalents                                  $        3,302,000       $           $1,160,000
     Receivables, net                                                    4,159,000                    4,232,000
     Inventories                                                           861,000                      830,000
     Prepaid  expenses                                                      77,000                      139,000
     Current portion of notes receivable from joint ventures               435,000                      435,000
                                                                -------------------      -----------------------

               Total current assets                                      8,834,000                    6,796,000

Property, plant and equipment, net                                       4,278,000                    4,122,000
Investments in joint ventures                                           12,927,000                   12,448,000
Notes receivable from joint ventures                                       965,000                      965,000
Other assets                                                               497,000                      370,000
                                                                -------------------      -----------------------

                                                                $       27,501,000       $            24,701,000
                                                                ===================      =======================

           LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Accounts payable and accrued expenses              $        2,543,000        $            1,874,000

     Deferred income taxes                                               2,346,000                    2,222,000
                                                                -------------------      -----------------------

               Total liabilities                                         4,889,000                    4,096,000
                                                                -------------------      -----------------------


Shareholders' equity:
     Common stock, $.001 par value; 500,000,000 shares
        authorized; 7,380,551 shares issued                                  7,000                        7,000
     Capital in excess of par value                                      5,503,000                    5,416,000
     Retained earnings                                                  17,102,000                   15,182,000
                                                                -------------------      -----------------------

               Total Shareholders' equity                               22,612,000                   20,605,000
                                                                -------------------      -----------------------

                                                                $       27,501,000       $            24,701,000
                                                                ===================      =======================



                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Operations (Condensed)
                                   (Unaudited)

                                                                                            3 months ended           3 months ended
                                                                                                6/30/98                  6/30/97
                                                                                            ---------------          ---------------
   Revenues:
        Net sales                                                                              $  5,569,000             $  4,779,000
        Royalties and license fee income                                                            307,000                  486,000
        Equity in earnings from joint ventures                                                    1,598,000                1,615,000
                                                                                               ------------             ------------

                                                                                                  7,474,000                6,880,000

  Cost and expenses:
        Cost of sales, royalties, and license fees                                                5,519,000                4,851,000
        General and administrative                                                                  287,000                  353,000
        Research and development                                                                    115,000                  122,000
                                                                                               ------------             ------------
                                                                                                  5,921,000                5,326,000
                                                                                               ------------             ------------


  Income from operations                                                                          1,553,000                1,554,000

   Other income (expense), net                                                                        9,000                    2,000
                                                                                               ------------             ------------

  Income before provision for income taxes                                                        1,562,000                1,556,000

  Provision for income taxes
        Current                                                                                     313,000                  229,000
        Deferred                                                                                    124,000                        0
                                                                                               ------------             ------------
                                                                                                    438,000                  229,000
                                                                                               ------------             ------------

Net income                                                                                     $  1,125,000             $  1,327,000
                                                                                               ============             ============

Weighted Average number of shares outstanding

      Basic                                                                                       7,358,000                7,383,000
                                                                                               ============             ============
      Diluted                                                                                     7,558,000                7,628,000
                                                                                               ============             ============

Net Income per Share

      Basic                                                                                    $        .15             $        .18
                                                                                               ============             ============
      Diluted                                                                                  $        .15             $        .17
                                                                                               ============             ============


                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Operations (Condensed)
                                   (Unaudited)

                                                                                            6 months ended            6 months ended
                                                                                                6/30/98                   6/30/97
                                                                                            --------------            --------------
   Revenues:
        Net sales                                                                            $  10,906,000              $  9,813,000
        Royalties and license fee income                                                           757,000                   872,000
        Equity in earnings from joint ventures                                                   2,661,000                 3,090,000
                                                                                             -------------              ------------

                                                                                                14,324,000                13,775,000

  Cost and expenses:
        Cost of sales, royalties, and license fees                                              10,770,000                 9,635,000
        General and administrative                                                                 590,000                   681,000
        Research and development                                                                   232,000                   261,000
                                                                                             -------------              ------------
                                                                                                11,592,000                10,577,000
                                                                                             -------------              ------------


  Income from operations                                                                         2,732,000                 3,198,000

   Other income (expense), net                                                                      18,000                    36,000
                                                                                             -------------              ------------

  Income before provision for income taxes                                                       2,750,000                 3,234,000

  Provision for income taxes
        Current                                                                                    706,000                   778,000
        Deferred                                                                                   124,000                         0
                                                                                             -------------              ------------
                                                                                                   830,000                   778,000
                                                                                             -------------              ------------

Net income                                                                                   $   1,920,000              $  2,456,000
                                                                                             =============              ============

Weighted Average number of shares outstanding

      Basic                                                                                      7,358,000                 7,383,000
                                                                                             =============              ============
      Diluted                                                                                    7,558,000                 7,628,000
                                                                                             =============              ============

               Net Income per Share

                     Basic                                                                   $         .26             $         .33
                                                                                             =============             =============
                     Diluted                                                                 $         .25             $       .32
                                                                                             =============             =============


                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows (Condensed)

                                   (Unaudited)


                                                                                                   6 months ended     6 months ended
                                                                                                      6/30/98            6/30/97
                                                                                                   --------------     --------------
Cash flows from operating activities:
    Net income                                                                                        $ 1,920,000       $ 2,456,000

    Adjustments  to  reconcile  net  income to net cash  provided  by operating activities:
        Depreciation and amortization                                                                     361,000           301,000
        Stock compensation expense                                                                          3,000                 0
        Gain on disposal of equipment                                                                      (6,000)          (30,000)
        (Undistributed)/ distributed earnings in joint ventures                                           361,000        (1,090,000)
         Deferred income taxes                                                                            124,000                 0
        Change in assets and liabilities:
            (Increase) decrease in accounts receivable                                                     73,000          (819,000)
            (Increase) decrease in inventories                                                            (31,000)          (52,000)
            (Increase) decrease in prepaid expenses                                                        62,000            76,000
            (Increase) decrease in other assets                                                          (127,000)          (12,000)
            Increase (decrease) in accounts payable and accrued expenses                                  669,000           443,000
                                                                                                      -----------       -----------
               Net cash provided by operating activities                                                3,440,000         1,273,000
                                                                                                      -----------       -----------

Cash flows from investing activities:
     Proceeds from the sale of plant and equipment
                                                                                                            6,000           450,000
     Purchase of plant and equipment                                                                     (533,000)       (1,767,000)
     Investment in joint ventures                                                                        (855,000)         (231,000)
                                                                                                      -----------       -----------
               Net cash used in investing activities                                                   (1,382,000)       (1,548,000)
                                                                                                      -----------       -----------

Cash flows from financing activities:

      Issuance of common stock                                                                             84,000             3,000
      Payments received on notes receivable for exercise of options                                             0            71,000
      Net proceeds from operating line of credit                                                                0           293,000
      Payment on long-term debt                                                                                 0          (567,000)
                                                                                                      -----------       -----------
               Net cash provided by (used in) financing acitivites                                         84,000          (200,000)
                                                                                                      -----------       -----------


Net increase (decrease) in cash                                                                         2,142,000          (475,000)

Cash and cash equivalents, beginning of period                                                          1,160,000           732,000

                                                                                                      -----------       -----------

Cash and cash equivalents, end of second period                                                       $ 3,302,000       $   257,000
                                                                                                      ===========       ===========



                 See accompanying notes to financial statements

                         MINING SERVICES INTERNATIONAL
                   Notes to Consolidated Financial Statements
                                  (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three-months ended June 30, 1998 and the six-months ended June 30, 1998 included herein is unaudited and the December 31,1997 Balance Sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

         The results of operations for the three-month period ended June 30, 1998 and the six-month period ended June 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the increasing investment of the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the Consolidated Revenue of the Company during the three-month and six-month periods ending June 30, 1998 and 1997. As demonstrated in the schedule, the Company's consolidated Revenue includes its share of equity in earnings from JV's:


                   Non Consolidated                  Amount   MSI's             MSI's            MSI's
                   Joint Venture    Joint Venture    Equity   Included in       Non-JV           Consolidated
                   Sales            Net Income       MSI      MSI Revenue       Revenue          Revenue

6 Months 1998     $ 18,166,000      $ 5,216,000      50%      $ 2,608,000       $  11,716,000    $ 14,324,000
6 Months 1997     $ 19,234,000      $ 6,180,000      50%      $ 3,090,000       $  10,685,000    $ 13,775,000

3 Months 1998     $ 10,446,000      $ 3,144,000      50%      $ 1,572,000       $   5,902,000    $  7,474,000
3 Months 1997     $  9,306,000      $ 3,230,000      50%      $ 1,615,000       $   5,265,000    $  6,880,000

    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures

NOTE 3:   INVENTORIES


         Inventories at June 30, 1998 and December 31, 1997 have been recorded at the lower of cost or market, cost being determined on the first-in, first-out
(FIFO) method. The composition of inventories at June 30, 1998 and December 31, 1997 are as follows:


                                     June 30, 1998             December 31, 1997
                                     -------------             -----------------
Raw Materials                           $420,000                    $407,000
Finished Goods                          $441,000                    $423,000
                                        --------                    --------
                                        $861,000                    $830,000
                                        ========                    ========

                Item  2  Management's   Discussion  and  Analysis  of  Financial
Condition and Results of Operations

Three-months ended June 30, 1998 vs. 1997

         Net income after tax for the second quarter of 1998 was 15% lower than the second quarter of 1997 because the effective income tax rate for the second quarter of 1998 was 28% compared to the effective rate of 15% for the second quarter of 1997. This was due to prior period carry-forward credits and allowances used in 1997.

          Net income from operations for the second quarter of 1998 was approximately the same as the second quarter of 1997 while revenues increased 8.6%. Gross margins for the second quarter of 1998 were 26.2% compared to 29.5% for the same quarter in 1997 largely due to decreased prices in the cyanide operations. However, the second quarter 1998 gross margin increased 2.9% over the first quarter 1998, showing operational improvement. Revenue from explosive sales grew 20.7% for the second quarter of 1998 compared to the same quarter in 1997. It is expected that license fee income will continue to decline as South Africa and Australia continue to have weakening currencies against the U.S. dollar. However, income from joint ventures should continue to grow at a faster pace than such declines in royalties and license fees. Joint venture equity income was down only 1.1% in comparing the second quarter of 1998 with the second quarter of 1997. The explosive joint ventures increased equity earnings $294,000 while the cyanide joint venture decreased equity earnings by $311,000 in comparing the second quarter 1998 to the second quarter 1997. The $311,000 decrease is primarily due to reduction of cyanide prices and volume as the gold mines high graded their ore deposits to reduce operating costs in response to lower gold prices. The Company also expects the cyanide business to increase during the remainder of 1998 assuming gold prices remain sufficiently stable or increase. The Company's cyanide joint venture is prepared to aggressively market its product to reach plant capacity. The Company's explosive joint ventures in Colombia and Uzbekistan are productive and are expected to continue to grow in revenues and income contribution. The Company's joint venture in Ghana is operating at a loss due to low volume and price erosion from pressure associated with weakening gold prices. The joint venture expects to be operating at a profit by year-end through significantly reducing operating costs and increasing sales. The Company expects continued revenue growth and income contribution from explosives in the U.S. and international joint ventures during 1998, assuming world economies remain stable or continue to improve.

         The Company has entered into a second joint venture agreement with Norsk Hydro to provide explosives and services to Kovdorsky GOK, located on the Kola Peninsula of Russia. Kovdorsky GOK mines iron ore and phosphate rock for sale primarily to other western countries under long-term contracts. The Company anticipates the joint venture will generate revenue of over $25 million over a seven-year contract period


Six-months ended June 30, 1998 vs. 1997

         Gross margins decreased from 30.1% for the six-month period ended June 30, 1997 to 24.8% for the six-month period ended June 30, 1998. The decrease results primarily from the cumulative effect of lower gross margins from the first quarter of 1998. The domestic and Canadian explosive operations had a 4.4% increase in operating margins during the six-month period ended June 30, 1998 compared to the same period in 1997. The increased margins should continue to increase during the last half of 1998 as the Eastern U.S. explosives operations become profitable. The Company continues to grow as total revenue increased 4% for the six-months ended June 30, 1998 compared with the same period in 1997. Revenues in the domestic and Canadian explosive operations increased 11% in that same period. The decrease in royalties and license fee income during the first six-months of 1998 was more than offset by joint venture revenue in explosives which increased 76% while equity income increased $413,000 from $176,000 in comparing the six-months ended June 30, 1998 to the same period in 1997. The cyanide joint venture equity earnings decreased $719,000 when comparing the six-month period ended June 30, 1998 to the six-month period ended June 30, 1997. However, in comparing the second quarter 1998 cyanide equity earnings with the first quarter 1998 equity earnings there was an improvement of $363,000 or 39.6%.

         The effective income tax rate for the six-month period ended June 30, 1998 was 30% compared to 24% for the six-month period ended June 30, 1997. The difference in the effective tax rate was from the use of carry-forward tax credits and allowances used in 1997.

Liquidity and Capital Resources

         The Company continued to strengthen its financial position during the first six-months of 1998. With a strong balance sheet reporting a current ratio (current assets divided by current liabilities) of 3.5 to 1 and total liabilities to stockholders equity of 0.2 to 1. The Company has a revolving line of credit with its bank in Salt Lake City, Utah in the amount of $2,250,000 bearing interest at the bank's prime rate less 3/4% or LIBOR plus 2.2% and an equipment line of credit of $1,250,000 bearing interest at the bank's prime rate less 3/4% or LIBOR plus 2.2% secured by equipment. $1,000,000 of the revolving line of credit is available to be used for the increasing demand for Letters of Credit internationally. On July 28, 1998, the Company had no balance owing on any of its lines of credit. During the second quarter of 1998 the revolving line of credit was not utilized. There was no interest expense for the first six-months of 1998 compared to $25,000 in the first six-months of 1997.

         The Company invested $3,005,000 in 7-day nontaxable municipal high-grade securities in the second quarter of 1998 with the expectation to utilize much of this resource in several international transactions during the remainder of 1998. Joint Ventures distributed $3,037,000 cash and had equity earnings of $2,661,000 resulting in $376,000 distribution of prior period earnings. Property, plant and equipment at June 30, 1998 was $10,640,000 compared to $10,514,000 at June 30, 1997. Accumulated depreciation at June 30, 1998 was $6,362,000 compared to $5,900,000 at June 30, 1997.

         Within this Quarterly Report filed on Form 10-Q, including this Item 2, there are forward-looking statements made in an effort to inform the reader of factors and results which, in management's opinion, are likely to have an ongoing material effect on the Company. The actual results and factors could materially differ from those indicated in the statements made.

         In management's opinion, the capital resources of the Company are adequate to finance its business activity assuming the current political, financial, and economic environment continues. In the long-term, the results of operations and the liquidity of the Company's resources could be impacted by factors such as political risks, capital availability, changes in taxation, inflation, and foreign exchange. Consequently, the Company cannot determine the ultimate effect that current products and strategies will have on long-term net sales, earnings, or stock price.

PART II.  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 1998 or during the period covered by this report. No additional exhibits have been filed as part of this report.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                    MINING SERVICES INTERNATIONAL CORPORATION
                    -----------------------------------------
                                  (Registrant)





             August 4, 1998                          /s/ Lex L. Udy
             --------------                          ---------------------------
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