Form 10-Q/A
period 1998-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 1998-09-02
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                               AMENDMENT NO. 1 TO
                                    FORM 10-Q
(Mark One)
         [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the quarterly period ended June 30, 1998.

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
                                                                                             =============             =============


                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows (Condensed)

                                   (Unaudited)


                                                                                                   6 months ended     6 months ended
                                                                                                      6/30/98            6/30/97
                                                                                                   --------------     --------------
Cash flows from operating activities:
    Net income                                                                                        $ 1,920,000       $ 2,456,000
    Adjustments  to  reconcile  net  income to net cash  provided  by operating activities:
        Depreciation and amortization                                                                     377,000           301,000
        Stock compensation expense                                                                          3,000                 0
        Gain on disposal of equipment                                                                      (6,000)          (30,000)
        (Undistributed)/ distributed earnings in joint ventures                                           376,000        (1,090,000)
         Deferred income taxes                                                                            124,000                 0
        Change in assets and liabilities:
            (Increase) decrease in accounts receivable                                                     73,000          (819,000)
            (Increase) decrease in inventories                                                            (31,000)          (52,000)
            (Increase) decrease in prepaid expenses                                                        62,000            76,000
            (Increase) decrease in other assets                                                          (127,000)          (12,000)
            Increase (decrease) in accounts payable and accrued expenses                                  669,000           443,000
                                                                                                      -----------       -----------
               Net cash provided by operating activities                                                3,440,000         1,273,000
                                                                                                      -----------       -----------

Cash flows from investing activities:
     Proceeds from the sale of plant and equipment                                                          6,000           450,000
     Purchase of plant and equipment                                                                     (533,000)       (1,767,000)
     Investment in joint ventures                                                                        (855,000)         (231,000)
                                                                                                      -----------       -----------
               Net cash used in investing activities                                                   (1,382,000)       (1,548,000)
                                                                                                      -----------       -----------

Cash flows from financing activities:
      Issuance of common stock                                                                             84,000             3,000
      Payments received on notes receivable for exercise of options                                             0            71,000
      Net proceeds from operating line of credit                                                                0           293,000
      Payment on long-term debt                                                                                 0          (567,000)
                                                                                                      -----------       -----------
               Net cash provided by (used in) financing acitivites                                         84,000          (200,000)
                                                                                                      -----------       -----------


Net increase (decrease) in cash                                                                         2,142,000          (475,000)

Cash and cash equivalents, beginning of period                                                          1,160,000           732,000

                                                                                                      -----------       -----------

Cash and cash equivalents, end of second period                                                       $ 3,302,000       $   257,000
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

    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures.

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