Form 10-Q
period 1998-09-30
MINING SERVICES INTERNATIONAL CORP/
filed 1998-11-13
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-Q
(Mark One)
         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For  the quarterly period ended September 30, 1998.

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

                           ---------------------------

     Check  whether  the Issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___


     The number of shares outstanding of the registrant's par value $0.001 Common Stock as of November 6, 1998 was 7,413,560



    -------------------------------------------------------------------------


                                   Mining Services International Corporation

                                                     Index


                                                                                               Page No.
Part I           Financial Information

Item 1.        Consolidated Balance Sheet (Condensed) September 30, 1998 and                       1
               December 31, 1997.

               Consolidated  Statement  of  Operations  (Condensed)  for  the                      2
               three-months ended September 30, 1998 and September 30, 1997.

               Consolidated  Statement  of  Operations  (Condensed)  for  the                      3
               nine-months ended September 30, 1998 and September 30, 1997.

               Consolidated  Statement  of  Cash  Flows  (Condensed)  for  the                     4
               nine-months ended September 30, 1998 and September 30, 1997.

               Notes to the Condensed Consolidated Financial Statements                            5

Item 2.        Management's Discussion and Analysis of Financial Condition                         6
               and Results of Operations


Part II        Other Information

Item 1.        Legal Proceedings                                                                   8

Item 6.        Exhibits and Reports on Form 8-K                                                    8

PART I.  FINANCIAL INFORMATION

Financial Statements



                                   MINING SERVICES INTERNATIONAL CORPORATION
                                    Consolidated Balance Sheet (Condensed)

                                                                September 30, 1998           December 31,1997
           ASSETS                                                  (Unaudited)
                                                                -------------------      -----------------------

Current assets:
     Cash and cash equivalents                                          $2,913,000                   $1,160,000
     Receivables, net                                                    5,169,000                    4,232,000
     Inventories                                                           862,000                      830,000
     Prepaid  expenses                                                     117,000                      139,000
     Current portion of notes receivable from joint ventures               435,000                      435,000
                                                                -------------------      -----------------------

               Total current assets                                      9,496,000                    6,796,000

Property, plant and equipment, net                                       4,115,000                    4,122,000
Investments in joint ventures                                           14,006,000                   12,448,000
Notes receivable from joint ventures                                       965,000                      965,000
Other assets                                                               185,000                      370,000
                                                                -------------------      -----------------------

                                                                       $28,767,000                   24,701,000
                                                                ===================      =======================

           LIABILITIES AND SHAREHOLDERS' EQUITY


     Current Accounts payable and accrued expenses                      $2,543,000                    1,874,000

     Deferred income taxes                                               2,437,000                    2,222,000
                                                                -------------------      -----------------------

               Total liabilities                                         4,980,000                    4,096,000
                                                                -------------------      -----------------------


Shareholders' equity:
     Common stock, $.001 par value; 500,000,000 shares
        Authorized; 7,413,560   shares issued                                7,000                        7,000
     Capital in excess of par value                                      5,503,000                    5,416,000
     Retained earnings                                                  18,277,000                   15,182,000
                                                                -------------------      -----------------------

               Total Shareholders' equity                               23,787,000                   20,605,000
                                                                -------------------      -----------------------

                                                                       $28,767,000                   24,701,000
                                                                ===================      =======================






                                See accompanying notes to financial statements
                                                  Page 1

                                   MINING SERVICES INTERNATIONAL CORPORATION
                               Consolidated Statement of Operations (Condensed)
                                                  (Unaudited)

                                                                               3 months ended            3 months ended
                                                                                   9/30/98                  9/30/97
                                                                              ------------------       -------------------
                  Revenues:
                       Net sales                                                $     6,312,000           $     4,612,000
                       Royalties and license fee income                                 283,000                   434,000
                       Equity in earnings from joint ventures                         1,463,000                 2,111,000
                                                                              ------------------       -------------------

                                                                                      8,058,000                 7,157,000

                 Cost and expenses:
                       Cost of sales, royalties, and license fees                     5,771,000                 4,762,000
                       General and administrative                                                                 271,000
                                                                                        281,000
                       Research and development                                         206,000                   129,000
                                                                              ------------------       -------------------
                                                                                      6,258,000                 5,162,000
                                                                              ------------------       -------------------


                 Income from operations                                               1,800,000                 1,995,000

                Other income (expense), net                                              26,000                     6,000
                                                                              ------------------       -------------------

                 Income before provision for income taxes                             1,826,000                 2,001,000

                 Provision for income taxes
                       Current                                                          482,000                   595,000
                       Deferred                                                         170,000                         0
                                                                              ------------------       -------------------
                                                                                        652,000                   595,000
                                                                              ------------------       -------------------

               Net income                                                       $     1,174,000         $       1,406,000
                                                                              ==================       ===================

               Weighted Average number of shares outstanding
                     Basic                                                            7,368,000                 7,345,000
                                                                              ==================       ===================
                     Diluted                                                          7,534,000                 7,588,000
                                                                              ==================       ===================

               Net Income per Share
                     Basic                                                      $           .16          $            .19
                                                                              ==================       ===================
                     Diluted                                                    $           .16          $            .18
                                                                              ==================       ===================











                                See accompanying notes to financial statements
                                                  Page 2

                                   MINING SERVICES INTERNATIONAL CORPORATION
                               Consolidated Statement of Operations (Condensed)
                                                  (Unaudited)

                                                                               9 months ended            9 months ended
                                                                                   9/30/98                  9/30/97
                                                                              ------------------       -------------------
                  Revenues:
                       Net sales                                                 $   17,219,000          $     13,789,000
                       Royalties and license fee income                               1,039,000                 1,305,000
                       Equity in earnings from joint ventures                         4,124,000                 5,463,000
                                                                              ------------------       -------------------

                                                                                     22,382,000                20,557,000

                 Cost and expenses:
                       Cost of sales, royalties, and license fees                    16,541,000                14,024,000
                       General and administrative                                       901,000                   952,000
                       Research and development                                         438,000                   388,000
                                                                              ------------------       -------------------
                                                                                     17,880,000                15,364,000
                                                                              ------------------       -------------------


                 Income from operations                                               4,502,000                 5,193,000

                 Other income (expense), net                                             75,000                    42,000
                                                                              ------------------       -------------------

                 Income before provision for income taxes                             4,577,000                 5,235,000

                 Provision for income taxes
                       Current                                                        1,188,000                 1,373,000
                       Deferred                                                         294,000                         0
                                                                              ------------------       -------------------
                                                                                      1,482,000                 1,373,000
                                                                              ------------------       -------------------

               Net income                                                        $    3,095,000         $       3,862,000
                                                                              ==================       ===================

               Weighted Average number of shares outstanding
                     Basic                                                            7,368,000                 7,345,000
                                                                              ==================       ===================
                     Diluted                                                          7,534,000                 7,588,000
                                                                              ==================       ===================

               Net Income per Share
                     Basic                                                       $          .42         $            .53
                                                                              ==================       ===================
                     Diluted                                                     $          .41         $            .51
                                                                              ==================       ===================









                                See accompanying notes to financial statements
                                                  Page 3

                                   MINING SERVICES INTERNATIONAL CORPORATION
                               Consolidated Statement of Cash Flows (Condensed)
                                                  (Unaudited)


                                                                               9 months ended            9 months ended
                                                                                  9/30/98                   9/30/97
                                                                             -------------------       -------------------
Cash flows from operating activities:
    Net income                                                                  $    $3,095,000         $       3,862,000
    Adjustments to reconcile net income to net cash provided by
      Operating activities:
        Depreciation and amortization                                                   581,000                   478,000
         Net (retirements) issuance of common stock                                           0                   (44,000)
        Stock compensation expense                                                        3,000                         0
        Loss (Gain) on disposal of equipment                                              1,000                   (32,000)
        (Undistributed)/ distributed earnings in joint ventures                         (87,000)               (2,041,000)
         Deferred income taxes                                                          215,000                   570,000
        Change in assets and liabilities:
            (Increase) decrease in accounts receivable                                 (937,000)                 (645,000)
            (Increase) decrease in inventories                                          (32,000)                  (30,000)
            (Increase) decrease in prepaid expenses                                      22,000                   (54,000)
            (Increase) decrease in other assets                                         185,000                   (12,000)
            Increase (decrease) in accounts payable and accrued expenses                669,000                   410,000
                                                                             -------------------       -------------------
               Net cash provided by operating activities                              3,715,000                 2,462,000
                                                                             -------------------       -------------------

Cash flows from investing activities:
     Proceeds from the sale of plant and equipment                                       33,000                   451,000
     Purchase of plant and equipment                                                   (608,000)               (1,333,000)
     Investment in joint ventures                                                    (1,471,000)               (1,297,000)
                                                                             -------------------       -------------------
               Net cash used in investing activities                                 (2,046,000)               (2,179,000)
                                                                             -------------------       -------------------

Cash flows from financing activities:
      Issuance of common stock                                                           84,000                         0
      Net proceeds from operating line of credit                                              0                    33,000
      Payment on long-term debt                                                               0                  (567,000)
                                                                             -------------------       -------------------
              Net cash provided by (used in) financing activities                        84,000                  (534,000)
                                                                             -------------------       -------------------


Net increase (decrease) in cash                                                       1,753,000                  (251,000)

Cash and cash equivalents, beginning of period                                        1,160,000                   732,000
                                                                             -------------------       -------------------

Cash and cash equivalents, end of period                                        $     2,913,000          $        481,000
                                                                             ===================       ===================







                                See accompanying notes to financial statements
                                                  Page 4

                          MINING SERVICES INTERNATIONAL
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three-months ended September 30, 1998 and the nine-months ended September 30, 1998 included herein is unaudited and the December 31,1997 Balance Sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

         The results of operations for the three-month period ended September 30, 1998 and the nine-month period ended September 30, 1998 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the increasing investment of the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the Consolidated Revenue of the Company during the three-month and nine-month periods ending September 30, 1998 and 1997. As demonstrated in the schedule, the Company's consolidated Revenue includes its share of equity in earnings from JV's:

                   Non Consolidated                           Amount            MSI's            MSI's
                   Joint Venture    Joint Venture    Equity   Included in       Non-JV           Consolidated
                   Sales            Net Income       MSI      MSI Revenue       Revenue          Revenue

9 Months 1998     $ 26,755,000      $ 8,248,000      50%      $ 4,124,000       $   18,258,000   $  22,382,000
9 Months 1997     $ 29,266,000      $ 9,959,000      50%      $ 5,463,000       $   15,094,000   $  20,557,000

3 Months 1998     $  9,395,000      $ 2,926,000      50%      $ 1,463,000       $    6,595,000   $   8,058,000
3 Months 1997     $ 10,198,000      $ 4,222,000      50%      $ 2,111,000       $    5,046,000   $   7,157,000

    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures

NOTE 3:   INVENTORIES

         Inventories at September 30, 1998 and December 31, 1997 have been recorded at the lower of cost or market, cost being determined on the first-in, first-out (FIFO) method. The composition of inventories at September 30, 1998 and December 31, 1997 are as follows:


                                                     September 30, 1998            December 31,1997
                                                   -----------------------         ----------------------
                    Raw Materials                        $ 492,000                       $ 407,000
                    Finished Goods                       $ 370,000                       $ 423,000
                                                   -----------------------         ----------------------
                                                         $ 862,000                       $ 830,000
                                                   =======================         ======================

          Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-months ended September 30, 1998 vs. 1997
----------------------------------------------

         Revenues, royalties, and equity in earnings from joint ventures involved in explosives during the quarter ended September 30, 1998 was $6,808,000 which represents an increase over the same period in 1997 of $2,000,000 or 42%. Operating contribution (before taxes and general and administrative expenses) from explosives increased during the third quarter of 1998 by $453,000 to $687,000 or an increase of 194% compared to that in the third quarter of 1997.

         The relative operating contribution from the explosives business as compared to the cyanide business for the 3rd quarter of 1998 was 33% from explosives and 67% from cyanide. During the third quarter of 1997 the relative percentages for operating contribution were 10% from explosives and 90% from cyanide.

         The Company's strategy to increase the explosives business in terms of volume and profitability is coming to fruition. While the decrease in volume and profitability in the cyanide business has materialized during 1998 due to the continuing weakness in gold prices, the explosives business has increased so that by the year-end 1998, the Company expects net income before tax, to be approximately the same for 1998 as compared to 1997.

         During the third quarter of 1998, operating contribution from Cyanco, including management fees and earnings on investments was approximately $1.39 million compared to $1.96 million during the same quarter of 1997, a decrease of 29% due to lower prices. Cyanco, however, has decreased operating expenses and is poised for a rebound as it aggressively seeks larger market share and better pricing as gold prices recover.

         In addition to decreased profits from Cyanide, the effective tax rate for the third quarter 1998 was 35% compared to 29% for the same period in 1997. Consequently, income decreased in the third quarter 1998 to $1.174 million from $1.406 million in the same quarter of 1997, a decrease of 16.5%

         So long as commodity output in major mining areas continues to be a priority for the producing countries during the current unstable world economy, the Company expects continued revenues and income growth in the explosives business domestically as well as internationally. Continued expansion of the cyanide market through aggressive marketing, cost reduction and product development should continue to provide the company with substantial growth opportunities.

Nine-months ended September 30, 1998 vs. 1997
---------------------------------------------

         The same general impact during the first nine-months of 1998 compared to the same period of 1997 was experienced as described for the respective third quarters. The explosives business in terms of operating contribution (income before taxes and general and administrative expenses) grew from $1.066 million in 1997 to $1.728 million, an increase of 62%. The operating contribution from cyanide decreased from $5.079 million to $3.676 million, a decrease of 28%. The relative operating contribution of explosives compared to cyanide grew from 17% in 1997 to 32% for the first nine months of 1998. The effective tax rate during the first nine months of 1997 was 26% compared to 32% in 1998 due to certain permanent book/tax differences available in 1997. Due to the foregoing, net income decreased from $3.862 million for the nine-month period of 1997 to $3.095 million for the nine-moths ending September 30, 1998, a decrease of 20%. General and administrative expenses decreased slightly comparing the first nine-months of 1997 to that of 1998.

Year 2000 Issue
---------------

         Management believes the concerns for Year 2000 issues have been adequately addressed internally during 1998. All material systems used in the Company, including accounting, manufacturing, facilities and desktop systems, are being converted to be Year 2000 compliant by the end of 1998. Management is of the opinion that consequences of Year 2000 issues will not have a material effect on the company's business, results of operations, or financial condition. However, no organization, including the company, can control all aspects of achieving and maintaining Year 2000 compliance. The company plans to monitor the Year 2000 compliance of the third parties on which the company may rely. There can be no guarantee that timely conversion, or that a failure to convert by another company would not have a materially adverse effect on the company's business, results of operations or financial condition. Management's estimated cost for assessing and reaching Year 2000 compliance during for 1998 and 1999 should be under $100,000.

Liquidity and Capital Resources
-------------------------------

         The Company continued to strengthen its financial position during the first nine months of 1998. Liquidity, measured by its current ratio (current assets divided by current liabilities) of 3.7 to 1 and total liabilities to stockholders equity of 0.2 to 1, is very healthy. The Company also has a revolving line of credit with its bank in Salt Lake City, Utah in the amount of $2,250,000 bearing interest at the bank's prime rate less 3/4% or LIBOR plus 2.2% and an equipment line of credit of $1,250,000 bearing interest at the bank's prime rate less 3/4% or LIBOR plus 2.2% secured by equipment. $1,000,000 of the revolving line of credit is available to be used for the increasing demand for Letters of Credit internationally. On November 6, 1998, the Company had no balance owing on any of its lines of credit. During the second quarter of 1998 the revolving line of credit was not utilized. There was no interest expense for the first nine-months of 1998 compared to $32,000 in the first nine-months of 1997.

         The Company invests excess cash in 7-day nontaxable municipal high-grade securities with the expectation to utilize much of this resource in growth opportunities. Joint Ventures distributed $4,037,000 cash and had equity earnings of $4,124,000 resulting in $87,000 of undistributed earnings. Property, plant and equipment at September 30, 1998 was $10,533,000 compared to $10,046,000 at September 30, 1997. Accumulated depreciation at September 30, 1998 was $6,418,000 compared to $6,043,000 at September 30, 1997. Research and development costs increased $77,000 for the three months ended and $50,000 for the nine-months ended September 30, 1998 compared to the research and development costs for the same periods ending September 30, 1997. The increase in accounts receivable and accounts payable is due to the increased sales of explosives.

         If the current world economic situation remains unstable with weakening foreign currencies compared to the U.S. dollar, the Company may continue to be faced with lack of free convertibility in relatively under capitalized countries, such as Uzbekistan. Cash resources held within a country which does not allow for ready conversion is subjected to extended exchange rate risks as well. The company actively seeks to have its sales and supply contracts denominated in dollars to minimize such risks wherever possible

         Within this Quarterly Report filed on Form 10-Q, including this Item 2, there are forward-looking statements made in an effort to inform the reader of factors and results which, in management's opinion, are likely to have an ongoing material effect on the Company. The actual results and factors could materially differ from those indicated in the statements made.

         In management's opinion, the capital resources of the Company are adequate to finance its business activity assuming the political, financial, and economic environment is stable. In the long-term, the results of operations and the liquidity of the Company's resources could be impacted by factors such as political risks, capital availability, changes in taxation, inflation, and foreign exchange. Consequently, the Company cannot determine the ultimate effect that current products and strategies will have on long-term net sales, earnings, or stock price.

PART II.  OTHER INFORMATION

Item 1:   Legal Proceedings

         The legal proceeding against the Company filed in 1992 concerning claims of patent infringement in the Federal Court of Canada, Trial Division by Hanex Products, Inc., Explosives Limited and Bulk Explosives Limited, as plaintiffs, was discontinued on August 20, 1998. All counter claims filed by the Company were also discontinued on the same date.

Unrelated to the foregoing discontinuance, on August 18, 1998, the Company waived notice of a patent infringement action filed in the United States District Court for the District of Utah on or about June 4, 1998 by Hanex Products, Inc., as plaintiff. The plaintiff alleges that the Company has infringed certain of its patents regarding the composition of certain bulk explosives in the United States. The plaintiff is seeking any damages plus costs and attorneys fees resulting from the alleged infringement. On October 13, 1998, the Company filed its Answer to the Complaint and counter claim, denying the validity and/or the enforceability of the patents and any infringement thereof. It also asserted certain counter-claims and affirmative defenses against the Plaintiff. The management does not believe this action will have a material effect on the Company.

Item 6:  Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended September 30, 1998 or during the period covered by this report. No additional exhibits have been filed as part of this report.

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


                                     MINING SERVICES INTERNATIONAL CORPORATION
                                     -----------------------------------------
                                                  (Registrant)





                                         /s/ Lex L. Udy
                                        -------------------------------------
 November 6, 1998                            Lex L. Udy
 ----------------
  (Date)                                Vice Chairman and Secretary



                                        /s/ Duane W. Moss
                                        -------------------------------------
                                        Duane W. Moss
                                        Chief Financial Officer