Form 10-K
period 1998-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 1999-04-01
CIK 356342

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-K
(Mark One)
         [ X ]    ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES   EXCHANGE  ACT OF  1934  [Fee  Required]  For  the
                               fiscal year ended December 31, 1998.

         [   ]    TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES  EXCHANGE  ACT OF 1934  [No Fee  Required]  For the
                       transition period from ____________ to ____________


                           Commission File No. 0-10634

                           ---------------------------

                    Mining Services International Corporation
             (Exact Name of Registrant as Specified in Its Charter)


          Utah                                            87-0351702
 (State or other jurisdiction               (I.R.S. Employer Identification No.)
of incorporation or organization)


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

                                 Title of Class
                                 --------------
                         Common Stock, $0.001 Par Value

                           ---------------------------

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___

         Check if there is no  disclosure  of  delinquent  filers in response to
Item 405 of Regulation S-K not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sales price of March 12, 1999, the aggregate market value of the voting stock held by non-affiliates was $19,158,000 (3,331,774 shares estimated to be held by non-affiliates).

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of March 12, 1999 was 7,339,760.

                           ---------------------------

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 19, 1999, which Proxy Statement will be filed no later than 120 days after the close of Registrant's fiscal year ended December 31, 1998, are incorporated by reference in Part III of this Annual Report on Form 10-K.

 -------------------------------------------------------------------------------

                    Mining Services International Corporation

                                Table of Contents



Part I                                                                  Page No.
                                                                        --------
    Item 1.     Business                                                    1
    Item 2.     Properties                                                  4
    Item 3.     Legal Proceedings                                           5
    Item 4.     Submission of Matters to a Vote of Security
                Holders                                                     5

Part II
    Item 5.     Market for Registrant's Common Equity and Related
                Stockholder Matters                                         6
    Item 6.     Selected Financial Data                                     6
    Item 7.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                         7
    Item 8.     Financial Statements and Supplementary Data                 F1
    Item 9.     Changes in and Disagreements with Accountants on
                Accounting and Financial Disclosure                         10

Part III
    Item 10.    Directors and Executive Officers of the Registrant          10
    Item 11.    Executive Compensation                                      10
    Item 12.    Security Ownership of Certain Beneficial Owners and
                Management                                                  10
    Item 13.    Certain Relationships and Related Transactions              10

Part IV
    Item 14.    Exhibits, Financial Statement Schedules, and
                Reports on Form 8-K                                         10

                                     PART I

Item 1.           Business

General

         Mining Services International Corporation ("MSI" or the "Company") is a Utah corporation organized in 1979. The Company's primary products and services include the manufacture, licensing and supply of commercial explosives used in mining and construction throughout the world. In addition, its wholly owned subsidiary, Nevada Chemicals, Inc., owns a 50% interest in Cyanco, a non-corporate joint venture with Degussa Corporation, which manufactures and sells liquid sodium cyanide used in the extraction of gold from gold deposits in the western United States.

Recent Business Developments

         The Company's business development strategy is to become a worldwide supplier of niche chemical products and services to the mining and construction industries. The Company continues to focus on three major product lines: (1) bulk blasting agents, oxidizers, fuels and related raw materials; (2) packaged explosives and accessories; and (3) liquid sodium cyanide. The Company markets for its own account in the United States and Canada and has licensed the production of its products in regions of the world where large-scale surface mining occurs. The Company has acquired and continues developing equity positions in U.S. and International market niches which need effective solutions for blasting and ore treatment. Recent developments in the Company's business are described below.

         Cyanco: Early in 1996 Cyanco announced its intent to construct a back-up production facility at its Winnemucca, Nevada Plant in order to meet growing market demands for liquid sodium cyanide without the need to purchase back-up supply. The project was completed and started up in March 1997 on time and below budget. With the added facility, Cyanco has an annual production capacity of at least 85 million pounds of liquid sodium cyanide. Cyanco continues to enhance its plant efficiencies and develop markets and product enhancements which maximize the output of the Winnemucca plant.

         During 1998, worldwide gold prices continued flat - between $280.00 and $300.00 per ounce. Gold production in the Company's market area is planned to remain stable for the foreseeable future. Although prices for sodium cyanide have been and are likely to remain depressed in the short-run, it is likely that Cyanco will benefit long-term as prices rebound and Cyanco increases market share.

         MSI Explosives Business: During 1998, the Company continued to develop and secure partnering arrangements for its mining explosives business worldwide, to develop its EMGEL(R) packaged explosives business and to secure major customers in the United States and Canada. In addition, the Company renewed two significant explosives contracts in the U.S., which over the life of the contracts will provide in excess of $18 million of revenue. It also added other contracts directly with mines and made arrangements with certain distributors through which the Company will market products. The Company also anticipates that, taken as a whole, its licensees should continue to expand operations during 1999.

         On December 9, 1998, MSI acquired 100% interest in Green Mountain Explosives, Inc. (GME), an explosives and blasting services company operating in the New England market. Its 1998 annual sales were approximately $8.5 million, which the Company believes will continue to grow and represent a major enhancement to the Company's U.S. market penetration.

         In addition, MSI acquired 100% interest in O'Brien Design Associates, Inc. (ODA), a company located in Charlestown, Rhode Island, which owns technology and facilities for the production of certain explosive accessories. This acquisition will enable the Company to add other explosives product lines necessary for international and domestic long-term growth as an explosives provider.

         During 1998, the Company entered into a joint venture with Norsk Hydro, the largest fertilizer producer in the world, with whom the Company also has a joint venture in Colombia, to produce and service bulk explosives operations in the Kovdor Mining district in Russia. Norsk Hydro purchases fertilizer raw materials mined at Kovdor, thus providing reasonable assurance that the Company's joint venture will be able to achieve repatriation of earnings and convertibility of local currency. The contract is for a period of seven years and MSI's share of the capital required for the project will approximate $750,000. Operations are scheduled to begin during the second half of 1999.

         The Uzbekistan joint venture, Turon-MSI Ltd., formed in October 1995, as a 51/49 joint venture between the Company and an Uzbekistan government controlled entity, "Ammofos," officially opened its explosives plant in October 1997 and began to produce on a regular basis in 1998, producing approximately 10,000 metric tons of bagged ANFO, an ammonium nitrate and fuel oil based explosive, for local mines and construction companies. Because convertibility of local currency to U.S. Dollars is primarily limited to imports of raw materials and capital items at the present time, the joint venture's strategy is to also market a significant amount of its production in future periods to neighboring foreign markets. Shortage of capital in Uzbekistan limited full production of explosives in Uzbekistan during 1998, which is likely to continue during 1999. The operations were profitable in 1998.

         The MSI and Norsk Hydro joint venture in Colombia produced explosives during 1998 to support the mining of approximately 4 million metric tons of coal. The Company expects production to be decreased during 1999 due to curtailed mining, reflecting current lower coal prices in Europe where much of the Colombian coal is marketed. During 1998, however, the Colombian Government and certain large coal companies finalized agreements, which will allow the Company's major customers to have access to much less expensive transportation and port facilities via railroad. These enhancements should be in place within the next two years, thus allowing the coal companies to expand production significantly.

         The Company continues making arrangements with various manufacturers of explosives accessories and has become a base line distributor of Ensign-Bickford, a major independent accessories supplier, to market in areas which require the explosives provider to have a complete line of explosives, including accessories. In 1998 the company also provided such products from third party suppliers in foreign markets, such as Africa and the Mediterranean.

Description of Business

         Products and Markets: The Company, through its subsidiaries, licensees and joint ventures, primarily services the surface mining and construction industries. The Company's products are divided into explosives and related products and liquid sodium cyanide.

         Explosives: The Company's products are used in the blasting operations of surface mines in base and precious metals, coal and industrial minerals and construction projects. The explosive products are divided into four major categories: (1) HEF(R), a proprietary oil-in-water emulsified oxidizer which enhances the quality and control of the explosion or blast at the mine in order to produce more consistent breakage of ore, (2) bulk ammonium nitrate prill, acquired from third parties, used with HEF(R) and in ANFO, a common explosive blasting agent used in surface boreholes which is made from a mixture of ammonium nitrate prill and diesel fuel, (3) explosives accessories, such as boosters, initiators and detonating cord and (4) packaged explosives (EMGEL(R)) which are currently being manufactured at the Company's West Virginia Plant. In September 1993, the Company was granted a patent on the compositions and methods used to formulate this unique explosive and has recently introduced EMGEL(R) which is a water-in-oil type emulsion explosive produced by emulsifying a water solution of oxidizer salts into a blend of oils. The emulsion is then packaged into small polyethylene cartridges or "chubs" using a special form and fill machine designed by the Company. A variety of cartridge diameters and lengths can be produced. As the emulsion is being loaded into the cartridges, a trace quantity of a cross-linking chemical is added to the composition which reacts with one of the oils and polymerizes or crosslinks the entire mass into a soft, rubber-like material. The uniquely crosslinked emulsion is stable and the package or cartridge can be punctured or split without product spills. This significantly improves the handling characteristics of the explosive and provides additional safety in transportation, storage and use.

         With the addition of packaged explosives, the Company has strengthened its position for worldwide market production. With both HEF(R) and EMGEL(R), the Company is able to joint venture the technology and manufacturing plants on a relatively small scale and enter markets where locally produced explosive products have been unavailable due to cost or inadequate infrastructure. With the technology and facilities know-how acquired from ODA, the Company will also be positioned to supply its own explosives accessories to certain niche markets around the world.

         In the U.S. and Canadian markets, the Company markets and services mine and construction sites directly for its own account. The U.S. markets are concentrated in New England, the West Virginia coal belt, the Wyoming, Montana and Colorado coal belts, western U.S. surface gold operations, principally in Nevada, and industrial minerals in California. Aggregates, tar sands and coal mining operations in western and central Canada are also major markets where the Company markets for its own account.

         The Company has traditionally licensed its HEF(R) technology directly to mines or to explosive manufacturers or supply companies in foreign markets. Currently, the Company has licensees in South Africa, Namibia, Australia, India,

Korea and Thailand. The Company plans to continue its licensing activities in certain geographic areas, but has shifted its marketing focus toward creating long-term positions of ownership through strategic alliances with existing suppliers and government entities in developing countries. Because of inherent economic and political risks in developing economies, the Company's strategy is to join with local suppliers or government entities where the company believes that the alliance will survive periodic political and economic changes because of the Company's technology and unique services.

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

         Since the liquid product is shipped by truck from the plant to the mine site in a solution of about 30% sodium cyanide and 70% water, freight costs are very significant and shipping must be managed carefully both in terms of safety and environmental protection. Cyanco has contracted this service with Transwood Inc., an Omaha, Nebraska company which utilizes dedicated equipment specifically designed for Cyanco. Cyanco renewed its contract with Transwood for an additional five years commencing March 1, 1995.

         There are two competitors in the western liquid market (see discussion under "Competition"). One of Cyanco's advantages over its competitors is that it is the only producer of liquid sodium cyanide which is manufactured completely from raw materials at its plant in the gold district. Other competitors either ship liquid product by rail to a transfer facility and then on to the mines by truck or tanker or they ship solid products from distant plants to special tanks or tankers where the product is dissolved before being discharged into mine site vessels. Cyanco's competitors are limited in their ability to react quickly to changes in the market and to technological changes. Cyanco is positioned to efficiently take advantage of these changes.

         Dependence on Customers: Since most of MSI's customers are large surface mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A net loss of such customers, which is not expected to occur, could adversely affect 1999 sales. In most cases the Company has long-term contracts with its customers (see Note 11 to the Company's financial statements).

         Patents, Trademarks and Licenses: The Company is the holder of six U.S. patents, four of which relate to the composition and control of its HEF(R) and EMGEL(R) emulsion products and two of which relate to methods of delivery of explosives products at the mine site. These patents, which are not deemed material to the Company's ability to compete in the explosives business, expire at various dates beginning in 1999 and ending in 2013. The Company has obtained similar patents in several foreign countries and has licensed all or parts of its technology to manufacture HEF(R) and EMGEL(R) to companies in South Africa, Namibia, Australia, India, Thailand and Korea.

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

         In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc. ("Mitsubishi"), a Japanese corporation, in consideration of payment of a one-time licensee fee, a perpetual license of a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco Plant. The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco Plant which is deemed materially important to the plant's operation.

         Research and Development: Expenditures for technical research and development for the fiscal years ended December 31, 1998, 1997 and 1996 were $587,000, $488,000 and $503,000, respectively. The Company actively conducts research on product improvement and development. The expenditures in each of the years ending December 31, 1998, 1997 and 1996 were related to the Company's explosives business. There has not been any customer-sponsored research and development.

         Raw Materials: The Company has not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its explosives products and does not expect significant difficulty in obtaining raw materials in the future except temporarily where import restrictions may occur due to lack of convertibility or other foreign political or economic factors which may occur in countries experiencing hard currency shortages or devaluations. The Company must compete with the agricultural market for a major portion of its raw materials (ammonium and calcium nitrate). The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural users. The Company has ensured its supply of needed materials by entering into several supply agreements with the manufacturers of these raw materials. The Company does not deem any of the supply agreements to be a contract upon which its explosives business is substantially dependent.

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

         Competition: The manufacture and sale of bulk and packaged explosives and related equipment is a highly competitive business with particular emphasis in recent years on price. This emphasis on price continues to adversely affect gross profit margins because the Company has offered price reductions in response to lower prices offered by its competitors. The Company, in its efforts to develop, manufacture and sell its products, is competing with a number of companies having greater financial resources and well established relationships in the industry than it does. The Company believes that ORICA, formerly ICI Explosives, Austin Powder and Dyno Nobel Group are significant competitors in the industry. Although the competitive position of the Company is not relatively significant, the Company believes its bulk explosives and packaged products have a number of advantages in product performance and safety over products of its competitors (see "Products and Markets").

         The Cyanco Plant represents one of two sources of delivered liquid sodium cyanide in the Western United States. The world market for sodium cyanide briquette or dry form is dominated by E.I. DuPont Nemours ("DuPont"). There continue to be opportunities in the worldwide market for liquid sodium cyanide, however, currently supply of dry product, worldwide, exceeds demand. Consequently, changes in market share worldwide would likely be met with resistance from the major suppliers of dry product. Domestically, Cyanco's product competes with DuPont and also with FMC which markets delivered liquid sodium cyanide. The Company believes that the important competitive factors in the liquid sodium cyanide market are location, service and quality. However, as gold prices have declined and Cyanco's innovations in the marketplace have taken effect, liquid sodium cyanide price has become a significant competitive factor. Cyanco expects that efforts to gain market share during this period of lower gold prices will continue to keep product prices at low levels during 1999 in the Nevada market.

         Employees: The Company employs 95 full time employees in its direct explosives operations. Employment at joint ventures include 28 permanent employees at the Cyanco Plant in Winnemucca, Nevada, 14 local employees in Colombia, 7 local employees and 1 expatriate employee in Ghana, and 60 local employees in Uzbekistan. In Canada and Uzbekistan, employees belong to labor unions. The Company and its joint ventures consider relations with their employees to be positive.

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

Item 2:           Properties

         The corporate offices of the Company, built in 1997, are located at 8805 South Sandy Parkway, Sandy, Utah. The corporate facilities, consisting of
1.8 acres, an office building and adjacent research and lab facilities, were constructed by the Company at a cost of approximately $1.2 million.

         The Company manufactures HEF(R) and EMGEL(R) for sale to its mine customers at facilities located on mine sites or adjacent to mine sites, typically under leases tied to supply agreements. Joint Venture facilities in Colombia, Uzbekistan and Ghana are located on mine production facilities of a major customer or leased from third-parties. The land owner normally supplies water, sewer, electricity and other infrastructure. The Company leases a 640 acre site in Tooele County, Utah, which is equipped with a fully developed test range and explosives magazine facility. The Company currently leases the property on a year-to-year basis. The rent on the property is approximately $15,000 per year. The Company also rents on a month-to-month basis approximately 422 acres in Boone County, West Virginia which it uses for manufacturing commercial explosives and emulsions. Rent on the property is approximately $500 per month.

         Cyanco is the owner of approximately five-hundred fifty (550) acres located near Winnemucca, in Humboldt County, Nevada, upon which the Cyanco Plant is located. The Cyanco plant was expanded in 1997 to include a backup production facility having a capacity equal to the capacity of the pre-existing facility. The combined capacity of the Cyanco plant is now at least 85 million pounds per year.

         O'Brien Design Associates owns the lot, office and facilities located at its principal place of business located at 366 Ross Hill Road, Charlestown, Rhode Island. It also has adequate access to magazines and testing facilities for its explosives accessories products.

         Green Mountain Explosives built its corporate offices during 1998, consisting of land, office building and other improvements, located at Gold Lodge Avenue, Auburn, New Hampshire. It also rents and owns various magazines near market areas for storage of explosives.

         The  property  and  facilities  of the Company and its joint  ventures,
including   Cyanco  are  deemed  adequate  and  suitable  for  their  respective operations.


Item 3:           Legal Proceedings

         The legal proceeding against the Company filed in 1992 concerning claims of patent infringement in the Federal Court of Canada, Trial Division by Hanex Products, Inc., Explosives Limited and Bulk Explosives Limited, as plaintiffs, was dismissed as agreed upon between the Company and the Plaintiffs on August 20, 1998. All counterclaims filed by the Company were also accordingly dismissed.

         Unrelated to the foregoing proceeding, on August 18, 1998, the Company waived notice of a patent infringement action filed in the United States District Court for the District of Utah on or about June 4, 1998 by Hanex Products, Inc., as plaintiff. The plaintiff alleges that the Company has infringed certain of its patents regarding the composition of certain bulk explosives in the United States. The plaintiff is seeking damages plus costs and attorney's fees resulting from the alleged infringement. On October 13, 1998, the Company filed its Answer to the Complaint and counter claim, denying the validity and/or the enforceability of the patents and any infringement thereof. It also asserted certain counterclaims and affirmative defenses against the Plaintiff. The management does not believe this action will have a material effect on the Company.

         On March 22, 1999, MSI received a complaint filed on March 10, 1999, in the Riverside Superior Court, Riverside, California, by Mr. Paul Marlett, an individual doing business as Marlett Technical Services and Sales. The Plaintiff alleges the company owes him, as a prior independent contractor, commissions of approximately $200,000 and claims treble damages due to breach of the Unfair Practices Act of California. The Company plans to file an Answer denying all claims with appropriate counterclaims and defenses. Management does not believe this action will have a material effect on the Company.


Item 4:           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II


Item 5:           Market  for  the   Registrant's   Common   Stock  and  Related
                  Stockholder Matters

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

                                                          Bid Prices
                                                          ----------
                                                      High             Low
                                                      ----             ----
1998     First Quarter                                8.38             6.50
         Second Quarter                               8.44             6.13
         Third Quarter                                6.50             4.88
         Fourth Quarter                               5.63             4.38

1997     First Quarter                               12.75            10.25
         Second Quarter                              12.75             9.75
         Third Quarter                               12.13             9.75
         Fourth Quarter                              11.58             7.56


                  (b) Approximate number of equity security holders. The approximate number of record holders of the Company's Common Stock as of March 12, 1999 was 591 which does not include shareholders whose stock is held through securities position listings.

                  (c) Dividends. The Company paid cash dividends of $184,590 or $.025 per share on December 21, 1998, $146,880 or $.02 per share on December 19, 1997 and $109,000 or $.015 per share on December 20, 1996. Payment of dividends is within the discretion of the Company's Board of Directors and there are no material restrictions that limit the ability to pay dividends on the Common Stock of the Company. During the fourth quarter 1996, the Company issued stock distributions of 573,910 shares on October 15, 1996 and 941,799 shares on December 10, 1996. The combined stock split amounted to 26.5%.


Item 6:           Selected Financial Data

         The following consolidated selected financial data as of and for each of the fiscal years in the five-year period ending December 31, 1998 were derived from audited financial statements of the Company and its consolidated subsidiaries. The financial statements as of and for each of the fiscal years in the five-year period were audited by Tanner + Co., independent public accountants. The data set forth should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes.


                                                                       Year Ended December 31,
                                             ------------------------------------------------------------------------
Operation Results Data:                          1998          1997             1996           1995            1994
                                                 ----          ----             ----           ----            ----
Operating Revenues                           29,865,000      26,969,000     25,172,000     23,278,000      18,555,000
Income from operations                        5,819,000       6,400,000      6,084,000      3,332,000       2,269,000
Net Income                                    3,872,000       5,008,000      4,545,000      2,763,000       1,630,000
Earnings per common
share diluted                                       .52            0.66           0.60           0.37            0.23
     Cash dividends declared
     per common share                              .025           0.020          0.015          0.015           0.010

Financial Position Data
     Total assets                            31,919,000      24,701,000     19,846,000     14,560,000      11,635,000
     Long-term debt                           1,213,000               -        714,000        513,000         752,000
     Deferred gain on sale
          and leaseback                               -               -              -         84,000         135,000
     Stockholder's equity                    24,077,000      20,605,000     15,769,000     11,271,000       8,429,000


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

         Because of the increasing investment of the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the significance of JV operations underlying the Consolidated Revenue of the Company during the periods ending December 31, 1998, 1997 and 1996. As demonstrated below, the Company manages significantly more sales than is reported in "Consolidated Revenue."

                                                   Amount            MSI's
      Joint              Joint Venture             Included in       Non-JV       Consolidated
      Venture Sales      Net Income       Co's %   MSI Revenue       Revenue      Revenue

1998   $37,353,000       $ 9,978,000      50%      $4,989,000        $24,876,000  $29,865,000
1997   $38,115,000       $12,356,000      50%      $6,179,000        $20,790,000  $26,969,000
1996   $31,598,000       $10,610,000      50%      $5,305,000        $19,867,000  $25,172,000

1998 vs. 1997
-------------

         Consolidated Revenues in 1998 increased 11% over 1997, with JV sales decreasing 2% and non-JV Revenues up 20%, a $4.1 million increase. A significant part of the decrease in JV sales was attributable to Cyanco's decrease in 1998 sales of $4.6 million or 15% compared to 1997 sales. Sales in Colombia remained basically unchanged from those of a year earlier. Sales in Ghana decreased 34% from those in 1997, but the sales amount is small. In Uzbekistan, sales increased to $3.5 million representing a 13 fold increase over sales in 1997, thus overcoming to a large degree the decrease in Cyanco sales.

         The Company's share of joint venture net income decreased in 1998 from that of 1997 by $1.2 million. The Company's equity earnings from Cyanco decreased by $1.6 million, a decrease of 26%, which is almost entirely due to a decrease in price since production volume remained relatively constant during 1998 compared to 1997. It is estimated that production volume at Cyanco will continue at a similar pace for 1999 as that experienced in 1998. The combined equity earnings from Colombia, Uzbekistan and Ghana increased by approximately $400,000 during 1998 over that of 1997. However, equity earnings from the joint ventures in Colombia, Ghana and Uzbekistan may decrease in 1999 if gold and coal prices decline or continue at current levels. Furthermore, if the current global financial downturn continues, it is likely to affect earnings negatively since there may be currency fluctuations impacting convertibility of currencies and translation accounting negatively impacting the financial statements.

         Despite the possible flatness to slight decrease in earnings from the current joint ventures projected for 1999, these joint ventures are strategically attractive for the Company and will continue to provide steady or increasing returns on assets over a long period of time. Furthermore, the addition of the Kovdor joint venture and other direct foreign investments of MSI through MSIC, CAC, ODA and MSIR, in developing foreign trading in accessories and raw materials, direct bulk explosive service to mines, royalties, technical fees and financing gains should continue to increase revenues and earnings in 1999 over those of 1998.

         The $4.1 million increase in non-JV revenues is largely made up of increased sales in the U.S. and Canada aided by sales due to the acquisition of GME in December 1998. Direct revenues from foreign royalties, technical fees, interest income on foreign loans, accessories trading and direct bulk explosives activities in foreign locations represented approximately 8% of the $24.9 million of non-JV revenue. It is expected that consolidated non-JV revenues will significantly increase in 1999 over those of 1998 due to the acquisition of GME and the addition of other major U.S. contracts despite the expected winding down of a major dam project in California later in 1999, for which the Company supplies explosives.

         Consolidated income from operations decreased on a percentage basis from 23.7 % to 19.5% of revenue comparing 1997 to 1998. The $581,000 decrease in 1998 income from operations can be summarized as a $1.6 million decrease in Equity Earnings from Cyanco largely offset by an increase of net contributions and JV earning of $1 million from explosives. The $1 million increase in net contribution from explosives from 1997 to 1998 included an increase of net contribution from U.S. and Canada operations of approximately $900,000, an increase from other foreign related explosives activities of $180,000 and an increase from explosives JV's of approximately $400,000. This increase of net contribution at the projects level were partially offset during 1998 by increases in corporate expenditures in R&D of $100,000 and other development, general and administrative costs of approximately $380,000.

         Raw material costs should be reduced or remain stable during 1999 and it is expected that there will be no major supply problems except where imports may be limited by lack of convertibility to hard currency.

         Income before provision for income taxes for 1998 was down by 10% compared to that of 1997. The effective tax rate increased from 25% in 1997 to 35% in 1998 due primarily to the large number of options exercised in 1997 and the utilization of certain other one-time tax benefits carried over from prior years. It is expected that during 1999 the income tax rate will continue at an effective tax rate in excess of 35% due to the non-deductibility of amortization of goodwill associated with the acquisition of GME.

1997 vs. 1996
-------------

         Consolidated revenues for the Company showed a 7.2% increase between 1996 and 1997. This was due to the increase of MSI's revenue attributable to its share of equity earnings from JV's which increase in 1997 was primarily derived from explosives JV's. Cyanco's 1997 revenues increased only slightly at 1% over those of 1996.

         Net income of $5,008,000 for 1997 increased by approximately $463,000 or 10% over that earned in 1996. Pre-tax earnings increased from $5,960,000 in 1996 to $6,666,000 in 1997 which represents a 12% increase. The effective tax rate in 1997 was 25% compared to 24% in 1996.

Year 2000 Issue
---------------

         Management believes the concerns for Year 2000 issues have been adequately addressed internally during 1998. All material systems used in the Company, including accounting, manufacturing, facilities and desktop systems, are being converted to be Year 2000 compliant by the end of 1999. Management is of the opinion that consequences of Year 2000 issues will not have a material effect on the Company's business, results of operations, or financial condition. However, no organization, including the Company, can control all aspects of achieving and maintaining Year 2000 compliance. The Company plans to monitor the Year 2000 compliance of the third parties on which the company may rely. There can be no guarantee that timely conversion, or that a failure to convert by another company would not have a materially adverse effect on the Company's business, results of operations or financial condition. Management's estimated cost for assessing and reaching Year 2000 compliance during 1998 and 1999 should be under $50,000. In plants where the processing operations are either controlled or monitored by computerized systems, the Company plans on having all operations physically shut down at the end of 1999 and then restarted in the new year, thus eliminating any chance of an operational failure due Year 2000 issues.

Liquidity and Financial Resources

        The Company ended 1998 with a very strong financial position. Cash flow from operating activities was $3,886,000 during 1998 compared to $3,553,000 during 1997, an improvement of about 9.4%. The current ratio, a measure of current liquidity, declined during 1998 from 3.6 at the end of 1997 to 2.1 at the end of 1998. Long-term debt existing at the end of 1998 was approximately $1.2 million made up primarily of debts relating to the acquisition of GME. Deferred taxes were increased from $2,222,000 to $2,532,000 reflecting primarily the increased tax deferral of certain foreign based income and increased differences between book and tax accumulated depreciation. Receivables by the end of 1998 had increased $1,818,000 over 1997. This increase was due in part to delayed payments of royalties, the consolidation of GME, increased sales in the U.S., and approximately $700,000 from slow paying receivables due from lack of timely convertibility to hard currency in Uzbekistan. It is expected that increases of cash flow from operating activities should continue to increase during 1999.

         Net cash used in investing activities increased from $2,356,000 in 1997 to $4,935,000 in 1998, primarily due to an increase in investment in joint ventures and the acquisitions of ODA and GME. The increase in investment in joint ventures was primarily due to approximately $725,000 of expenditures in the Turon-MSI joint venture and $445,000 spent construction of equipment for the Kovdor project, offset with excess distributions of earnings from joint ventures. Cash needed for investing activities during 1999 likely will continue in North American operations, Kovdor and other foreign operations. It is also anticipated that several announcements will be made during 1999 regarding additional joint ventures and business arrangements which will require additional capital. It is expected that cash needed for investment during 1999 will be provided from operations.

         The Company has a revolving line of credit with its bank in Salt Lake City, Utah in the amount of $2,250,000 bearing interest at the bank's prime rate less 3/4% and an equipment line of credit of $1,250,000 bearing interest at the bank's prime rate less 3/4% secured by equipment. $1,000,000 of the revolving line of credit is available to be used for the increasing demand for Letters of Credit internationally. The Company owed $662,000 on its lines of credit at December 31, 1998. During 1998 the revolving line of credit was utilized up to $662,000.

         Because of inflation associated with third-world countries where the Company invests, there exists a substantial risk that the value of investments in those jurisdictions may erode. Also, the internal balance of payments and capital shortages in some of those countries, particularly Uzbekistan, may temporarily limit the ability to convert local currencies into hard currency necessary for importing raw materials or remitting profits. Management intends to use appropriate transfer pricing, investments in hedges, loans and other credit facilities where practical and available to minimize the risks inherent in doing business in these countries. The Company continues to pursue its policy of investing with government entities or stable international and U.S. companies as its partners to help insure its long-term success. To date, the Company has not utilized any hedging activities to minimize exchange risks.

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

         Within this Annual Report filed on Form 10-K, including this Item 7, there are forward-looking statements made in an effort to inform the reader of factors and results which, in management's opinion, are likely to have an ongoing material effect on the Company. These factors include, but are not limited to, changes in world supply and demand for commodities, political, environmental, economic and financial risks, especially those associated with underdeveloped and developing countries, changes in demand for construction activities, major changes in technology which could affect the mining industry as a whole or which could affect explosives and sodium cyanide specifically, competition, the continued availability of highly qualified technical and other professional employees of the Company who can successfully manage the ongoing change and growth. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, the actual results could materially differ from those indicated in the statements made.

Item 8:           Financial Statements

         The Financial Statements of the Company called for by this Item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1.


Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

         None.



                                    PART III

Item 10:          Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act

         The information required hereunder is incorporated by reference from page 2 to page 3 of the Company's Proxy Statement filed in connection with its May 19, 1999 Annual Meeting of Stockholders entitled "Directors and Executive Officers" and "Compliance with Section 16(a) of the Exchange Act."


Item 11:          Executive Compensation

         The information required hereunder is incorporated by reference from page 4 and page 5 of the Company's Proxy Statement filed in connection with its May 19, 1999 Annual Meeting of Stockholders entitled "Executive Compensation" and "Director Compensation."


Item 12:          Security Ownership of Certain Beneficial Owners and Management

         The information required hereunder is incorporated by reference from page 5 and page 6 of the Company's Proxy Statement filed in connection with its May 19, 1999 Annual Meeting of Stockholders entitled "Security Ownership of and Certain Beneficial Owners and Management."


Item 13:          Certain Relationships and Related Transactions

         The information required hereunder is incorporated by reference from page 6 of the Company's Proxy Statement filed in connection with its May 19, 1999 Annual Meeting of Stockholders entitled "Certain Relationships and Related Transactions."


Item 14:          Exhibits,  Financial  Statement  Schedules and Reports on Form
                  8-K

         1.   a.   The  consolidated  financial  statements  for the fiscal year ended 1998 of the Company and the report of independent certified public accountants required in Part II, Item 8 are included on pages F-1 to F-26.

              b. Also included as financial statement schedules to the Annual Report on Form 10-K as Exhibit 99 are:

                         The financial statements for the fiscal year ended 1998 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants as exhibit 99.

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

                  21         List of Subsidiaries

                  27         Financial Data Schedule

                  99 The financial statements for the fiscal year ended 1998 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

         3.       Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended December 31, 1998.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                    MINING SERVICES INTERNATIONAL CORPORATION



                                                /s/ John T. Day
                                                ----------------------
                                                John T. Day, President


                                                Date:  March 30, 1999


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


    Signatures               Capacity in Which Signed                 Date
------------------------- ----------------------------------- ------------------


/s/ Edward Neff Bagley        Chairman of the Board               March 30, 1999
----------------------        of Directors
Edward Neff Bagley


/s/ Lex L. Udy                Vice Chairman and Secretary         March 30, 1999
----------------------        and Director
Lex L. Udy


/s/ John T. Day               President and Chief                 March 30, 1999
----------------------        Executive Officer
John T. Day                   and Director (Principal
                              Executive Officer)


/s/ Nathan L. Wade            Director                            March 30, 1999
----------------------
Nathan L. Wade


/s/ Stephen Fleischer         Director                            March 30, 1999
----------------------
Stephen Fleischer


/s/ Duane W. Moss             Chief Financial Officer             March 30, 1999
----------------------        and Legal Counsel
Duane W. Moss

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Index to Consolidated Financial Statements

--------------------------------------------------------------------------------


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                 F-2

Consolidated balance sheet                                                   F-3

Consolidated statement of income                                             F-4

Consolidated statement of stockholders' equity                               F-5

Consolidated statement of cash flows                                         F-7

Notes to consolidated financial statements                                   F-8











--------------------------------------------------------------------------------
                                                                             F-1

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of Mining Services International Corporation


We have audited the consolidated balance sheet of Mining Services International Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1998, 1997, and 1996. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mining Services International Corporation and Subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for the years ended December 31, 1998, 1997, and 1996 in conformity with generally accepted accounting principles.







                                                           TANNER + Co.



Salt Lake City, Utah
March 5, 1999


                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                                Consolidated Balance Sheet
                                                                  (In thousands, except per share amounts)

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------


              Assets                                                         1998              1997
              ------
                                                                       -----------------------------------

Current assets:
     Cash                                                              $             314  $          1,160
     Receivables, net                                                              6,050             4,232
     Inventories                                                                   1,721               830
     Prepaid expenses                                                                126               139
     Current portion of related party notes receivable                               435               435
                                                                       -----------------------------------

                  Total current assets                                             8,646             6,796

Investment in and advances to joint ventures                                      13,371            12,448
Property, plant and equipment, net                                                 6,248             4,122
Goodwill                                                                           2,243                 -
Related party notes receivable                                                     1,190               965
Other assets                                                                         221               370
                                                                       -----------------------------------

                                                                       $          31,919  $         24,701
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------


              Liabilities and Stockholders' Equity

Current liabilities:
     Accounts payable and accrued expenses                             $           2,943  $          1,874
     Current portion of long-term debt                                             1,154                 -
                                                                       -----------------------------------

                  Total current liabilities                                        4,097             1,874

Long-term debt                                                                     1,213                 -
Deferred income taxes                                                              2,532             2,222
                                                                       -----------------------------------

                  Total liabilities                                                7,842             4,096
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Common stock, $.001 par value, 500,000,000 shares
       authorized; 7,339,760 and 7,353,344 shares issued
       and outstanding, respectively                                                   7                 7
     Capital in excess of par value                                                5,443             5,416
     Cumulative foreign currency translation adjustments                            (242)                -
     Retained earnings                                                            18,869            15,182
                                                                       -----------------------------------

              Total stockholders' equity                                          24,077            20,605
                                                                       -----------------------------------

                                                                       $          31,919  $         24,701
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-3

                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                          Consolidated Statement of Income
                                                                  (In thousands, except per share amounts)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                            1998             1997              1996
                                                     -----------------------------------------------------

Revenue:
     Net sales                                       $           23,414  $        19,086  $         18,324
     Royalties                                                    1,345            1,581             1,543
     Equity in earnings of joint ventures                         4,989            6,179             5,305
     Other income                                                   117              123                 -
                                                     -----------------------------------------------------

                                                                 29,865           26,969            25,172
                                                     -----------------------------------------------------

Costs and expenses:
     Costs of sales                                              22,128           18,817            17,523
     General and administrative                                   1,331            1,264             1,062
     Research and development                                       587              488               503
                                                     -----------------------------------------------------

                                                                 24,046           20,569            19,088
                                                     -----------------------------------------------------

Income from operations                                            5,819            6,400             6,084

Other income (expense), net                                         153              266              (124)
                                                     -----------------------------------------------------

Income before provision for income taxes                          5,972            6,666             5,960
                                                     -----------------------------------------------------

Provision for income taxes:
     Current                                                     (1,790)            (883)             (943)
     Deferred                                                      (310)            (775)             (472)
                                                     -----------------------------------------------------

                                                                 (2,100)          (1,658)           (1,415)
                                                     -----------------------------------------------------

              Net income                             $            3,872  $         5,008  $          4,545
                                                     -----------------------------------------------------

Earnings per common share-basic                      $              .53  $           .68  $            .63
                                                     -----------------------------------------------------

Earnings per common share-diluted                    $              .52  $           .66  $            .60
                                                     -----------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-4


                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                            Consolidated Statement of Stockholders' Equity
                                                                  (In thousands, except per share amounts)

                                                              Years Ended December 31, 1998, 1997 and 1996
----------------------------------------------------------------------------------------------------------




                                                                      Cumulative
                                              Capital in    Notes      Foreign
                                                Excess    Receivable   Currency
                          Common Stock          of Par    from Stock Translation   Retained
                    -------------------------
                       Shares      Amount       Value       Sales    Adjustments   Earnings      Total
                    --------------------------------------------------------------------------------------
Balance at
January 1, 1996        5,525,545  $         6  $    5,888  $     (509)          -  $     5,886  $   11,271

Shares issued under
stock option plan        228,011            -         459        (280)          -            -         179

Stock split-up
effected in the
form of a
distribution           1,515,709            1           -           -           -           (1)          -

Shares retired for:
  Exercise of stock
    options               (4,618)           -         (34)          -           -            -         (34)
  Payment of interest
    on notes
    receivable            (2,670)           -         (45)          -           -            -         (45)
  Payment of advances     (3,033)           -         (38)          -           -            -         (38)

Cash dividends paid            -            -           -           -           -         (109)       (109)

Net income                     -            -           -           -           -        4,545       4,545
                    --------------------------------------------------------------------------------------

Balance at
December 31, 1996      7,258,944            7       6,230        (789)          -       10,321      15,769

Shares issued under
stock option plan        188,841            -         277           -           -            -         277

Shares retired for:
  Exercise of stock
    options              (16,680)           -        (163)          -           -            -        (163)
  Payment of
    principal and
    interest on notes
    receivable           (69,959)           -        (837)        789           -            -         (48)
  Payment of advances     (7,802)           -         (91)          -           -            -         (91)

Cash dividends paid            -            -           -           -           -         (147)       (147)

Net income                     -            -           -           -           -        5,008       5,008
                    --------------------------------------------------------------------------------------

Balance at
December 31, 1997      7,353,344            7       5,416           -           -       15,182      20,605


-----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-5

                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                            Consolidated Statement of Stockholders' Equity
                                                                  (In thousands, except per share amounts)
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------
                                                                      Cumulative
                                              Capital in    Notes      Foreign
                                                Excess    Receivable   Currency
                          Common Stock          of Par    from Stock Translation   Retained
                    -------------------------
                       Shares      Amount       Value       Sales    Adjustments   Earnings      Total
                    --------------------------------------------------------------------------------------
Shares issued for:
  Exercise of
  stock options           33,407            -         119           -           -            -         119
  Acquisition of
    subsidiary            28,009            -         302           -           -            -         302

Acquisition and
  retirement of common
  stock                  (75,000)           -        (394)          -           -            -        (394)

Cash dividends paid            -            -           -           -           -         (185)       (185)

Net income                     -            -           -           -           -        3,872       3,872

Comprehensive net
 income calculation:
  Net income                   -            -           -           -       3,872            -           -

  Other comprehensive
    income-foreign
    currency translation
    adjustment, net            -            -           -           -        (242)           -        (242)
                                                                      -----------
Comprehensive income                                                        3,630
                    --------------------------------------------------------------------------------------

Balance at
December 31, 1998      7,339,760  $         7  $    5,443  $        - $      (242) $    18,869  $   24,077
                    --------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-6


                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                      Consolidated Statement of Cash Flows
                                                                                            (In Thousands)
                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                                 1998            1997           1996
                                                           ----------------------------------------------
Cash flows from operating activities:
     Net income                                            $         3,872  $       5,008  $        4,545
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                                 797            650             593
         Provision and reserves for losses on assets                   147              2              40
         (Gain) loss on disposal of equipment                          (14)           (33)            147
         Stock compensation expense                                     37             22               -
         Interest income on common stock notes receivable                -            (48)            (45)
         Undistributed earnings of joint ventures                      (11)        (1,136)         (2,805)
         Deferred income taxes                                         305            775             472
         (Increase) decrease in:
              Receivables                                           (1,735)        (1,645)            122
              Inventories                                              320            294            (267)
              Prepaid expenses                                         185             (3)            (18)
              Other assets                                             157           (291)             71
         Increase (decrease) in:
              Accounts payable and accrued  expenses                  (174)           (42)            159
              Deferred gain on sale and leaseback                        -              -             (12)
                                                           ----------------------------------------------
                      Net cash provided by
                      operating activities                           3,886          3,553           3,002
                                                           ----------------------------------------------

Cash flows from investing activities:
     Proceeds from the sale of plant and equipment                      74             85             140
     Increase in notes receivable                                     (475)          (400)         (1,250)
     Payments on note receivable                                       250            250               -
     Purchase of plant and equipment                                (1,189)        (2,214)         (1,183)
     Investment in joint ventures                                   (1,196)           (77)           (913)
     Net cash paid in acquisition                                   (2,399)             -               -
                                                           ----------------------------------------------
                      Net cash used in
                      investing activities                          (4,935)        (2,356)         (3,206)
                                                           ----------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                      700              -             311
     Payments on long-term debt                                          -           (714)           (182)
     Retirement of common stock                                       (394)             -             (38)
     Cash dividend paid                                               (185)          (147)           (109)
     Issuance of common stock                                           82             92             145
                                                           ----------------------------------------------
                      Net cash provided by (used in)
                      financing activities                             203           (769)            127
                                                           ----------------------------------------------

Net decrease (increase) in cash                                       (846)           428             (77)

Cash, beginning of year                                              1,160            732             809
                                                           ----------------------------------------------

Cash, end of year                                          $           314  $       1,160  $          732
                                                           ----------------------------------------------




---------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                      F-7


                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)

                                               December 31, 1998, 1997, and 1996
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Organization
Mining Services International Corporation (the Company) and its wholly owned subsidiaries, MSI Chemicals Ltd. (MSIC), Central Asia Chemicals LTD (CAC), O'Brien Design Associates, Inc.(ODA) which the Company acquired effective October 30, 1998, Green Mountain Explosives, Inc. (GME) which the Company acquired effective December 9, 1998, and MSI Russia, L.L.C. (MSIR) which the Company organized effective October 16, 1998, are primarily engaged in the development, manufacture and sale of bulk explosives and related support and services. In addition, Nevada Chemicals, Inc., also a wholly-owned subsidiary, has a fifty percent interest in Cyanco Company (Cyanco), a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. The financial statements reflect the investment in joint ventures of which the Company owns a 50% or less interest under the equity method of accounting. Summarized financial information for such joint ventures is included in note 15.


The acquisitions of ODA and GME were accounted for as purchase transactions.


The Company has an agreement with Production Association "Ammofos" of Almalyk, the Republic of Uzbekistan (PAA), a government owned chemical producer. The Agreement creates a joint venture with the Company and PAA which operates under a limited liability enterprise organized under Uzbekistan laws. The enterprise is called Turon-MSI Ltd., in which MSI holds a 51% interest and PAA holds a 49% interest. MSI has committed to supply plant and equipment along with its technological know-how in return for its interest in the joint venture and PAA has committed to provide the infrastructure of the plant. Although the Company owns a 51% interest in the share capital, the joint venture is accounted for under the equity method due to the facts and circumstances of control related to mutual consent affecting the joint venture in Uzbekistan.

--------------------------------------------------------------------------------
                                                                             F-8

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies
     Continued

Organization - Continued
The Company owns a 50% interest in a joint venture in Grand Cayman called Cayman Mining Services Limited (CMS). CMS owns virtually all of Colombia Mining Supply and Services Limited (SSMC), a Colombia-based company, which has an agreement to manufacture and supply mining explosives in Colombia.


The Company also has a joint venture to manufacture and supply explosives in West Africa. The joint venture operates as a Ghanaian company called West Coast Explosives Limited (WCE). WCE is wholly owned by West Africa Chemicals Limited
(WAC), a Mauritius company owned 50% by the Company.


MSIR owns a 50% interest in Eastern Mining Services Ltd. (EMS), a Russian company being registered in Moscow, to manufacture and deliver bulk explosives in the Kovdor mining district in Russia.


Principles of consolidation
The consolidated  financial  statements include the accounts of the Company, and
its  consolidated  subsidiaries.   All  significant  intercompany  balances  and
transactions have been eliminated.

Cash Equivalents
For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.


Inventories
Inventories are recorded at the lower of cost or market, cost being determined on a first-in, first-out (FIFO) method.


Property, Plant and Equipment
Property, plant and equipment are recorded at cost, less accumulated depreciation. Depreciation and amortization on capital leases and property, plant and equipment are determined using the straight-line method over the estimated useful lives of the assets or terms of the lease. Expenditures for
maintenance   and  repairs  are  expensed  when  incurred  and  betterments  are capitalized. Gains and losses on sale of property, plant and equipment are reflected in net income.


--------------------------------------------------------------------------------
                                                                             F-9

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies
     Continued

Goodwill
Goodwill reflects the excess of the costs of purchasing GME over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight-line basis over 10 years. Amortization of the goodwill will begin in 1999.

Other Assets
Certain items included in other assets are amortized over five years using the straight-line method. Amortization expense totaled $4, $4, and $8, in 1998, 1997, and 1996, respectively.


Translation of Foreign Currencies
The cumulative effect of currency translation adjustments are included in stockholders' equity. These items represent the effect of translating assets and liabilities of the Company's foreign operations.

Generally for joint ventures, except for Uzbekistan, unrealized gains and losses resulting from translating foreign companies' assets and liabilities into U.S. dollars are accumulated in an equity account on the joint venture's balance sheet, which is reported using the equity method, until such time as the company is sold or substantially or completely liquidated. Translation gains and losses relating to operations of companies like Uzbekistan where hyperinflation exists, are included in equity in earnings from joint ventures.

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


--------------------------------------------------------------------------------
                                                                            F-10

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies
     Continued

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


The Company's customer base consists primarily of mining companies. Although the Company is directly affected by the well-being of the mining industry, management does not believe significant credit risk exists at December 31, 1998.


The Company maintains its cash in bank deposit accounts which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents.


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


Reclassifications
Certain   accounts  in  the  1997  and  1996  financial   statements  have  been
reclassified to conform with the current year presentation.



--------------------------------------------------------------------------------
                                                                            F-11

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



2.   Detail of Certain Balance Sheet Accounts

                                                        December 31,
                                             -----------------------------------
                                                   1998              1997
                                             -----------------------------------
Receivables:
     Trade receivables                       $           2,710  $         2,980
     Income tax refund receivable                          121              449
     Related party receivables (see Note 10)             2,968              622
     Other                                                 288              193
     Less allowance for doubtful accounts                  (37)             (12)
                                             -----------------------------------

                                             $           6,050  $         4,232
                                             -----------------------------------



Inventories:
     Raw materials                           $             707  $           407
     Finished goods                                      1,014              423
                                             -----------------------------------

                                             $           1,721  $           830
                                             -----------------------------------



Accounts payable and accrued expenses:
     Trade payables                          $           1,805  $        1,196
     Accrued expenses                                    1,138             678
                                             -----------------------------------

                                             $           2,943  $        1,874
                                             -----------------------------------


3.   Property, Plant and Equipment

Property, plant and equipment consists of the following:


                                                   December 31,
                                        ----------------------------------
                                              1998             1997
                                        ----------------------------------
Plant equipment and fixtures            $          6,459  $          4,438
Support equipment and fixtures                     5,142             4,740
Office equipment and fixtures                        521               474
Vehicles                                             634               579
Land                                                 107               107
                                        ----------------------------------

                                                  12,863            10,338

Less accumulated depreciation and
amortization                                      (6,615)           (6,216)
                                        ----------------------------------

                                        $          6,248  $          4,122
                                        ----------------------------------


--------------------------------------------------------------------------------
                                                                            F-12

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



4.   Related Party Notes Receivable

Notes receivable are comprised of the following:


                                                   December 31,
                                        -----------------------------------
                                               1998             1997
                                        -----------------------------------

     Unsecured note receivable from
     CMS, in annual installments of
     $250 and semi-annual  interest
     payments  at the  rate of 1.5%
     above the six-month LIBOR          $              750  $         1,000

     Unsecured note receivable from
     WAC, in annual installments of
     $185 and semi-annual  interest
     payments  at  the  rate  of 2%
     above the six-month LIBOR                         700              400


     Notes receivable from officers
     of  the  Company   secured  by
     stock,  interest  payments due
     annually   at  1%  above   the
     three-month  LIBOR,  principal
     due in full April 2003                            175                -
                                        -----------------------------------

                                                     1,625            1,400

     Less current portion                             (435)            (435)
                                        -----------------------------------

                                        $            1,190  $           965
                                        -----------------------------------




--------------------------------------------------------------------------------
                                                                            F-13

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




5.   Long-Term Debt

Long-term debt is comprised of the following:


                                                          December 31,
                                                  -----------------------------
                                                       1998           1997
                                                  -----------------------------

     Unsecured  performance deposit
     payable to a  company,  due in
     monthly  installments  of $16,
     including  imputed interest at
     7%, due on December 9, 2003                  $            785  $        -

     Line-of-credit agreement which
     allows the Company to borrow a
     maximum amount of $2,250 at an
     interest  rate .75%  below the
     bank's prime rate, due May 30,
     1999                                                      662           -

     Notes payable to  individuals,
     due in monthly installments of
     $13,   including  interest  at
     12%,  secured by property  and
     equipment,   due  December  9,
     2003                                                      600           -

     Construction  loan  payable in
     monthly  installments  of  $2,
     including  interest  at 8.75%,
     secured by property, due April
     10, 2004                                                  250            -

     Unsecured          non-compete
     agreement    payable   to   an
     individual,   due  in  monthly
     installments of $1,  including
     imputed  interest  at 7%,  due
     December 9, 2003                                           57            -

     Mortgage  note  payable  to an
     individual,   due  in   annual
     installments of $4,  including
     interest  at 10%,  due October
     13, 2003                                                   13            -
                                                  -----------------------------

                                                             2,367            -

Less current portion                                        (1,154)           -
                                                  -----------------------------

                                                  $          1,213  $         -
                                                  -----------------------------


--------------------------------------------------------------------------------
                                                                            F-14

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



5.   Long-Term Debt
     Continued

Future maturities of long-term debt are as follows:


Year Ending December 31:                                        Amount
------------------------                                  -----------------

     1999                                                 $           1,154
     2000                                                               265
     2001                                                               290
     2002                                                               317
     2003                                                               341
                                                          -----------------

                                                          $           2,367
                                                          -----------------



6.   Operating Leases

During the year ended December 31, 1998, the Company leased certain vehicles, property, and equipment under various non-cancelable operating leases. Lease expense relating the operating leases was approximately $10 for the year ended December 31, 1998. Future minimum lease payments are as follows:


Year Ending December 31:                                       Amount
------------------------                                 ------------------

     1999                                                $              153
     2000                                                               124
     2001                                                                53
     2002                                                                 8
                                                         ------------------

                                                         $              338
                                                         ------------------



7.   Income Taxes

The current provision for income taxes represents U.S. federal income taxes, taxes withheld on royalties and other foreign income taxes.


--------------------------------------------------------------------------------
                                                                            F-15

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



7.   Income Taxes
     Continued

The provision for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income before provision for income taxes for the following reasons:


                                          Years Ended December 31,
                                -------------------------------------------
                                     1998           1997          1996
                                -------------------------------------------

Federal income tax provision
at statutory rate               $        (2,030)  $    (2,266)  $    (2,026)
Stock options                                 -           525           585
Life insurance and meals                    (12)            2            (1)
Other                                       (58)           81            27
                                -------------------------------------------

                                $        (2,100)  $    (1,658)  $    (1,415)
                                -------------------------------------------



Deferred tax assets (liabilities) are comprised of the following:


                                                     December 31,
                                             -----------------------------
                                                  1998           1997
                                             -----------------------------

Depreciation                                 $        (2,547)   $   (2,177)
Deferred income                                         (327)          (45)
Foreign tax credit carryforward                          342             -
                                             -----------------------------

                                             $        (2,532)   $   (2,222)
                                             -----------------------------



8.   Stock Dividend and Split-up

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


Earnings per common share, weighted average shares outstanding, and all stock option activity have been restated retroactively to reflect these changes.



--------------------------------------------------------------------------------
                                                                            F-16

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



9.   Supplemental Cash Flow Information

During the year ended December 31, 1998, the Company purchased subsidiaries in exchange for cash, common stock, and debt, and recorded net assets from the acquisition as follows:


Fair value of assets acquired                             $           5,616
Libilities assumed and debt issued                                   (2,915)
Common stock issued                                                    (302)
                                                          -----------------

     Net cash paid                                        $           2,399
                                                          -----------------



During the year ended December 31, 1997, officers and shareholders retired common stock with a market value of $1,091 in order to exercise stock options, pay notes receivable, related interest, and advances.


During the year ended December 31, 1996:

o The Company issued common stock in exchange for long-term notes receivable of $280.

o The Company capitalized retained earnings of $1 due to the issuance of a 10% and 15% stock split-up effected in the form of a distribution.

o Officers and shareholders retired common stock with a market value of $117 in order to pay interest on notes receivable from stock sales.

o The Company refinanced long-term debt in the amount of $413 and reduced deferred gain on sale lease backs in exchange for long-term debt of $72.


Actual amounts paid for interest and income taxes are as follows:


                                    Years Ended December 31,
                      -----------------------------------------------------
                             1998              1997             1996
                      -----------------------------------------------------

Interest              $               16   $            35   $           77
                      -----------------------------------------------------

Income taxes          $            1,965   $           766   $          500
                      -----------------------------------------------------




--------------------------------------------------------------------------------
                                                                            F-17

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



10.  Related Party Transactions

The Company performs certain functions for Cyanco for which it receives a fee, the fee is offset against costs of sales. Fees totaled $326, $474, and $420, for the years ended December 31, 1998, 1997, and 1996, respectively.


At December 31, 1998 and 1997, the Company had receivables of $2,968 and $622, respectively, from joint ventures (see Note 1).


As of December 31, 1998 and 1997, the Company had notes receivable from joint ventures of $1,450 and $1,400, respectively (see Note 4).


As of December 31, 1998, the Company had notes receivable from officers of the Company for $175, (see Note 4).


At December 31, 1998 and 1997, the Company recognized interest income of $117 and $123, respectively, related to notes receivable from joint ventures.


During the year ended December 31, 1998 and 1997, the Company recognized revenues of approximately $686 and $690, respectively, from joint ventures, related to royalties, services provided, and the sale of manufacturing products.


11.  Major Customers and Foreign Operations

Sales to major customers which exceeded 10% of net sales are as follows (in thousands):


                                        Years Ended December 31,
                              ---------------------------------------------
                                   1998           1997           1996
                              ---------------------------------------------

Company A                     $         4,844  $       4,474  $           -
Company B                     $         3,855  $       4,271  $       4,184
Company C                     $         2,781  $       1,937  $           -
Company D                     $             -  $           -  $       3,919

Management believes that the loss of any one customer would not have a material adverse effect on the Company's consolidated operations.


--------------------------------------------------------------------------------
                                                                            F-18

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



11.  Major Customers and Foreign Operations
     Continued

The Company has operations in the United States, Canada, other foreign locations, and equity in earnings of joint ventures. The following is a summary of operations by geographic region:


                                            Years Ended December 31,
                              ---------------------------------------------
                                   1998           1997           1996
                              ---------------------------------------------
Revenue:
  United States               $        18,648  $      16,300  $      14,807
  Canada                                4,134          4,362          5,060
  Other foreign                         2,094            128              -
  Equity in earnings of JV              4,989          6,179          5,305
                              ---------------------------------------------

Total revenues                $        29,865  $      26,969  $      25,172
                              ---------------------------------------------



                                            Years Ended December 31,
                              ---------------------------------------------
                                   1998           1997           1996
                              ---------------------------------------------
Income from Operations:
  United States               $         1,580  $       1,009  $       1,811
  Canada                                  660            359            533
  Other foreign                           204            (21)             -
  Equity in earnings of JV              4,989          6,179          5,305
  Corporate Expenses                   (1,614)        (1,126)        (1,565)
                              ---------------------------------------------

Total income from
operations                    $         5,819  $       6,400  $       6,084
                              ---------------------------------------------




                                                 December 31,
                              ---------------------------------------------
                                   1998           1997           1996
                              ---------------------------------------------
Identifiable Assets:
  United States               $        13,864  $       9,878  $       5,796
  Canada                                  733            702          1,257
  Other foreign                         2,807          1,257            524
  Investments/advances to
  JV's                                 14,515         12,864         12,269
                              ---------------------------------------------

Total identifiable assets     $        31,919  $      24,701  $      19,846
                              ---------------------------------------------

--------------------------------------------------------------------------------
                                                                            F-19

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

12.  Non-Qualified Stock Option Plan

Under the Non-Qualified Stock Option Plan (the Option Plan), as amended in 1988, 1990, 1992, 1993 and 1998, a maximum of 1,315,130 options may be granted to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.


Information regarding the Option Plan is summarized below:


                                            Number of       Option Price
                                             Options          Per Share
                                        -----------------------------------

Outstanding at January 1, 1996                     653,110   $    .96-5.75
     Granted                                       120,368        .82-8.00
     Exercised                                    (228,011)       .96-8.00
     Expired                                        (7,875)           2.26
                                        -----------------------------------

Outstanding at December 31, 1996                   537,592        .82-4.55
     Granted                                        17,657      9.75-11.30
     Exercised                                    (188,841)       .82-3.80
     Expired                                        (5,799)           3.80
                                        -----------------------------------

Outstanding at December 31, 1997                   360,609      2.96-11.30
     Granted                                        46,950      2.96-11.30
     Exercised                                     (33,266)      5.00-7.56
     Expired                                       (14,546)      4.12-5.00
                                        -----------------------------------

Outstanding at December 31, 1998                   359,747   $  3.93-11.30
                                        -----------------------------------



--------------------------------------------------------------------------------
                                                                            F-20

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




12.  Non-Qualified Stock Option Plan
     Continued

Options exercisable and available for future grant are as follows:


                                                 December 31,
                            -----------------------------------------------
                                  1998           1997            1996
                            -----------------------------------------------

Options exercisable                   76,816         41,832          72,706
Options available for
grant                                230,261        276,051         271,866



13.  Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date for awards in 1998, 1997, and 1996 consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below (in thousands, except per share amounts):


                                             Years Ended December 31,
                                 ----------------------------------------------
                                       1998           1997           1996
                                 ----------------------------------------------

Net Income - as reported         $          3,872  $       5,008  $       4,545
Net Income - pro forma           $          3,961  $       4,919  $       4,465
Earnings per share - as reported $            .52  $         .66  $         .60
Earnings per share - pro forma   $            .51  $         .65  $         .59
                                 ----------------------------------------------



--------------------------------------------------------------------------------
                                                                            F-21

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




13   Stock-Based Compensation
     Continued

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                  December 31,
                               -------------------------------------------
                                      1998         1997          1996
                               -------------------------------------------

Expected dividend yield        $        .02              .02         .01
Expected stock price
volatility                              33%              48%         49%
Risk-free interest rate                  5%            5.25%        4.5%
Expected life of options            3 years          3 years     3 years
                               -------------------------------------------

The weighted average fair value of options granted during 1998, 1997, and 1996 are $1.20, $3.41, and $2.97, respectively.


The following table summarizes information about stock options outstanding at December 31, 1998:


                        Options Outstanding              Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                             Remaining                  Number
                 Number     Contractual   Weighted    Exercisable    Weighted
   Range of   Outstanding at   Life        Average        at         Average
Exercise Prices 12/31/98      (Years)   Exercise Price 12/31/98   Exercise Price
--------------------------------------------------------------------------------

$ 2.96 to  4.09   305,497         6.4   $      3.62    26,566      $      3.04
  5.00 to  5.51    38,750         3.1          5.04    34,750             2.94
  7.56 to 11.30    15,500         1.1         10.36    15,500            10.36
--------------------------------------------------------------------------------

$ 2.96 to 11.30   359,747         5.8   $     4.06     76,816      $      3.77
--------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                                                                            F-22

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




14.   Earnings Per Share

Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows (in thousands, except per share amounts):


                                                     Years Ended
                                                    December 31,
                                      -----------------------------------------
                                           1998          1997         1996
                                      -----------------------------------------
Basic EPS:
  Net income available to common
    stockholders                      $        3,872  $      5,008  $     4,545
                                      -----------------------------------------

  Weighted average common shares               7,368         7,342        7,193
                                      -----------------------------------------

  Net income per share                $          .53  $        .68  $       .63
                                      -----------------------------------------




Diluted EPS:
  Net income available to common
    stockholders                      $        3,872  $      5,008  $     4,545
                                      -----------------------------------------

  Weighted average common shares               7,492         7,614        7,556
                                      -----------------------------------------

  Net income per share                $          .52  $        .66  $       .60
                                      -----------------------------------------

--------------------------------------------------------------------------------
                                                                            F-23

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




15.  Significant Unconsolidated Affiliates

Summarized financial information for significant unconsolidated affiliates of the Company, are as follows:


                                               December 31,
                             ----------------------------------------------
                                      1998            1997           1996
                             ----------------------------------------------

Result for year:
     Gross revenues          $        37,353  $       38,115  $      31,598
     Gross profit            $        14,365  $       16,048  $      13,928
     Net income              $         9,978  $       12,273  $      10,610

Year-end financial
position:
     Current assets          $        10,415  $        8,567  $       7,219
     Non-current assets      $        24,998  $       22,945  $      18,990
     Current liabilities     $         4,256  $        4,106  $       3,473
     Non-current liabilities $         5,323  $        4,559  $       2,443



16.  Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the Company. The discretionary amount contributed to the plan by the Company for the years ended December 31, 1998, 1997, and 1996 was $48, $37, and $25, respectively.



--------------------------------------------------------------------------------
                                                                            F-24

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                        (In thousands, except per share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


17.  Fair Value of Financial Instruments

None of the Company's financial instruments are held for trading purposes. The Company estimates that the fair value of all financial instruments at December 31, 1998, does not differ materially from the aggregate carrying values of its financial instruments recorded in the accompanying balance sheet. The estimated fair value amounts have been determined by the Company using available market information and appropriate valuation methodologies. Considerable judgement is necessarily required in interpreting market data to develop the estimates of fair value, and, accordingly, the estimates are not necessarily indicative of the amounts that the Company could realize in a current market exchange.


18.  Commitments and Contingencies

The Company has agreed to indemnify its joint venture partner for any amounts paid by Cyanco under a deferred royalty agreement, which at December 31, 1998 and 1997, had an outstanding balance of $2,442 and $2,443, respectively.


The Company may become or is subject to investigations, claims or lawsuits ensuing out of the conduct of its business, including those related to environmental safety and health, product liability, commercial transactions etc. The Company is currently not aware of any such items which it believes could have a material adverse affect on its financial position.


19.  Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and requires recognition of all derivatives as assets or liabilities in the statement of financial position and measurement of those instruments at fair value. The statement is effective for fiscal years beginning after June 15, 1999. The Company believes that the adoption of SFAS 133 will not have any material effect on the financial statements of the Company.



--------------------------------------------------------------------------------
                                                                            F-25