Form 10-Q
period 1999-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 1999-05-17
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-Q
(Mark One)
         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For  the quarterly period ended March 31, 1999.

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

                           ---------------------------

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___


         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of May 10, 1999 was 7,339,760.


    -------------------------------------------------------------------------




                    Mining Services International Corporation

                                      Index


                                                                                               Page No.
Part I           Financial Information

Item 1.       Consolidated Balance Sheet (Condensed) March 31, 1999 and                           1
              December 31, 1998.

              Consolidated  Statement of Operations  (Condensed) for the three                    2
              months ended March 31, 1999 and March 31, 1998.

              Consolidated  Statement of Cash Flows  (Condensed) for the three                    3
              months ended March 31, 1999 and March 31, 1998.

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


PART I.  FINANCIAL INFORMATION

Financial Statements


                                        MINING SERVICES INTERNATIONAL CORPORATION
                                          Consolidated Balance Sheet (Condensed)


                                                                           March 31, 1999           December 31,1998
           ASSETS                                                            (Unaudited)

Current assets:
     Cash                                                                       $       236,000           $       314,000
     Receivables, net                                                                 6,738,000                 6,050,000
     Inventories                                                                      1,677,000                 1,721,000
     Prepaid expenses                                                                   181,000                   126,000
     Current portion of related party notes receivable                                  435,000                   435,000
                                                                       ------------------------    ----------------------

     Total current assets                                                             9,267,000                 8,646,000

Investments in and advances to joint ventures                                        13,632,000                13,371,000
Property, plant and equipment, net                                                    6,809,000                 6,248,000
Goodwill                                                                              2,187,000                 2,243,000
Related party notes receivable                                                        1,190,000                 1,190,000
Other assets                                                                            222,000                   221,000
                                                                       ------------------------    ----------------------

                                                                                $    33,307,000           $    31,919,000
                                                                       ========================    ======================

     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses                                      $     3,894,000           $     2,943,000
     Current portion of long-term debt                                                  927,000                 1,154,000
                                                                       ------------------------    ----------------------

         Total current liabilities                                                    4,821,000                 4,097,000

Long-term debt                                                                        1,389,000                 1,213,000
Deferred income taxes                                                                 2,532,000                 2,532,000
                                                                       ------------------------    ----------------------

         Total liabilities                                                            8,742,000                 7,842,000
                                                                       ------------------------    ----------------------


Stockholders' equity:
     Common stock, $.001 par value; 500,000,000 shares
         authorized; 7,339,760 shares issued                                              7,000                     7,000
     Capital in excess of par value                                                   5,443,000                 5,443,000
Cumulative foreign currency translation adjustments                                    (242,000)                 (242,000)
     Retained earnings                                                               19,357,000                18,869,000
                                                                       ------------------------    ----------------------

         Total stockholders' equity                                                  24,565,000                24,077,000
                                                                       ------------------------    ----------------------

                                                                                $    33,307,000           $    31,919,000
                                                                       ========================    ======================


                                      See accompanying notes to financial statements

                                                        Page 1



                                        MINING SERVICES INTERNATIONAL CORPORATION
                                  Consolidated Statement of Cash Operations (Condensed)
                                                       (Unaudited)


                                                                           3 months ended              3 months ended
                                                                                3/31/99                   3/31/98
                                                                       ------------------------    ----------------------

Revenues:
    Net sales                                                                     $   6,369,000              $  5,337,000
    Royalties                                                                           270,000                   449,000
    Equity in earnings from joint ventures                                              927,000                 1,063,000
                                                                       ------------------------    ----------------------

                                                                                      7,566,000                 6,849,000

Cost and expenses:
    Cost of sales                                                                     6,082,000                 5,250,000
    General administrative                                                              578,000                   303,000
    Research and development                                                             98,000                   117,000
                                                                       ------------------------    ----------------------
                                                                                      6,758,000                 5,670,000
                                                                       ------------------------    ----------------------

Income from operations                                                                  808,000                 1,179,000

Other income (expense), net                                                             (69,000)                    9,000
                                                                       ------------------------    ----------------------

Income before provision for income taxes                                                739,000                 1,188,000

Provision for income taxes                                                              251,000                   392,000
                                                                       ------------------------    ----------------------


Net income                                                                        $     488,000              $    796,000
                                                                       ========================    ======================

Weighted Average number of shares outstanding
    Basic                                                                             7,368,000                 7,352,000
                                                                       ========================    ======================
    Diluted                                                                           7,493,000                 7,570,000
                                                                       ========================    ======================

Net Income per Share
    Basic                                                                         $         .07              $        .11
                                                                       ========================    ======================
    Diluted                                                                       $         .07              $        .11
                                                                       ========================    ======================








                                      See accompanying notes to financial statements

                                                        Page 2

                                        MINING SERVICES INTERNATIONAL CORPORATION
                                     Consolidated Statement of Cash Flows (Condensed)
                                                       (Unaudited)


                                                                           3 months ended              3 months ended
                                                                                3/31/99                   3/31/98
                                                                       ------------------------    ----------------------


Cash flows from operating activities:
    Net income                                                                  $       488,000            $      796,000
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                    281,000                   184,000
       Stock compensation expense                                                             0                     3,000
       Gain on disposal of equipment                                                     (4,000)                        0
       Distributed/(undistributed) earnings in joint ventures                            73,000                   (63,000)
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                    (688,000)                  609,000
         (Increase) decrease in inventories                                              44,000                  (114,000)
         (Increase) decrease in prepaid expenses                                        (55,000)                    7,000
         (Increase) decrease in other assets                                             (1,000)                   44,000
         Increase (decrease) in accounts payable and accrued expenses                   951,000                   (54,000)
                                                                       ------------------------    ----------------------
                                                                                      1,089,000                 1,412,000
                                                                       ------------------------    ----------------------

Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                           47,000                         0
     Purchase of plant and equipment                                                   (829,000)                 (176,000)
     Investment in joint ventures                                                      (334,000)                 (321,000)
                                                                       ------------------------    ----------------------
         Net cash used in investing activities                                       (1,116,000)                 (497,000)
                                                                       ------------------------    ----------------------

Cash flows from financing activities:
     Net proceeds from operating line of credit                                          18,000                         0
     Proceeds from issuance of long-term debt                                           250,000                         0
     Payments on long-term debt                                                        (319,000)                        0
                                                                       ------------------------    ----------------------
         Net cash used in financing activities                                          (51,000)                        0
                                                                       ------------------------    ----------------------

Net increase (decrease) in cash                                                         (78,000)                  915,000

Cash, beginning of period                                                               314,000                 1,160,000

Cash, end of first period                                                       $       236,000            $    2,075,000
                                                                       ========================    ======================





                                      See accompanying notes to financial statements

                                                      Page 3

                          MINING SERVICES INTERNATIONAL
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended March 31, 1999 included herein is unaudited and the December 31, 1998 Balance Sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

         The results of operations for the three-month period ended March 31, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the increasing investment of the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the Consolidated Revenue of the Company during the periods ending March 31, 1999 and 1998. As demonstrated in the schedule, the Company's consolidated Revenue includes its share of equity in earnings from JV's:

                   Non Consolidated                           Amount            MSI's            MSI's
                   Joint Venture    Joint Venture    Equity   Included in       Non-JV           Consolidated
                   Sales            Net Income       MSI      MSI Revenue       Revenue          Revenue

   1st Qtr 1999   $7,501,000        $1,854,000       50%      $   927,000       $6,639,000       $7,566,000
   1st Qtr 1998   $7,720,000        $2,126,000       50%      $ 1,063,000       $5,886,000       $6,849,000

    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures

NOTE 3:   INVENTORIES


         Inventories at March 31, 1999 and December 31, 1998 have been recorded at the lower of cost or market, cost being determined on the first in first out
(FIFO) method. The composition of inventories at March 31, 1999 and December 31, 1998 are as follows:

                                                 March 31, 1999                   December 31, 1998
                                             ---------------------                -----------------
                   Raw Materials                  $   674,000                         $   707,000
                   Finished Goods                 $ 1,005,000                         $ 1,014,000
                                             ---------------------                ---------------
                                                  $ 1,679,000                         $ 1,721,000
                                             =====================                ===============


         Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-months ended March 31, 1999 vs. 1998

         Net income from operations decreased $371,000 or 32% in the first quarter of 1999 compared to the first quarter of 1998. Compared to the same period in 1998, net income from U.S. explosives operations decreased $171,000 primarily due to Green Mountain Explosives, Inc. (GME), a wholly owned subsidiary acquired in December 1998. Normal seasonal effects and poor weather conditions in the North Eastern U.S. during the period delayed much of the construction activity from which GME generates revenues. The results of GME operations are expected to improve, and it is anticipated that the loss of income during the period will be regained in the 2nd and 3rd quarter of 1999. GME revenues for April alone are expected to approach $900,000. Income from the Company's Colombian joint venture decreased $156,000 as continued lower coal prices caused the joint venture's largest customer to curtail production for spot market sales until rail and port facilities are completed to facilitate economic transportation. Income from royalties decreased $179,000 or 40%. The majority of the decrease in royalty income occurred because of a transition in a contract with a South Korean company. The contract contained higher start-up related revenues, occurring in 1st quarter 1998, which transitioned to lower revenues related to a steady state of production during the 1st quarter of 1999. Royalty income was also affected by the decrease in production from other licensees.

         Net sales revenue increased by $1,032,000 or 19% for the three months ended March 31, 1999 compared to the same period in 1998. This increase was primarily related to 1st quarter revenues from GME of $1,019,000. Of the $275,000, or 91% increase in general administrative expenses, $246,000 or 81% of the increase from the prior period consists of the administrative expenses of GME. Other expenses increased from the prior period by $78,000. The increase consists primarily of an increase in exchange losses of $40,000 and an increase in interest expense of $40,000 due primarily to the acquisition of GME.


Liquidity and Capital Resources

         The Company had $680,000 owing on its line of credit at March 31, 1999. During the three months ended March 31, 1999, the Company had utilized as much as $1,199,000 of its line of credit. Interest expense related to the line of credit was $8,000 for the period compared to no interest expense for the same period in 1998. The line of credit was primarily used to increase the Company's investment in its Kovdor, Russia joint venture and to fund the construction of the manufacturing facility of its wholly owned subsidiary, O'Brien Design Associates, Inc.

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


                             MINING SERVICES INTERNATIONAL CORPORATION
                            -------------------------------------------
                                          (Registrant)





                                                      /s/ Lex L. Udy
                                                  -----------------------------
         May 15,1999                                Lex L. Udy
             (Date)                                 Vice Chairman and Secretary



                                                      /s/ Duane W. Moss
                                                  -----------------------------
                                                     Duane W. Moss
                                                     Chief Financial Officer