Form 10-Q
period 1999-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 1999-08-16
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-Q
(Mark One)
         [ X ] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the quarterly period ended June 30, 1999.

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

                           ---------------------------

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___


         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of August 6, 1999 was 7,339,760.


    -------------------------------------------------------------------------

                                     Mining Services International Corporation

                                                       Index


                                                                                               Page No.
                                                                                               --------
Part I        Financial Information

Item 1.       Consolidated Balance Sheet (Condensed) June 30, 1999 and                           1
              December 31, 1998.

              Consolidated  Statement of Operations  (Condensed) for the three
              months ended June 30, 1999 and June 30, 1998.                                      2

              Consolidated  Statement of  Operations  (Condensed)  for the six
              months ended June 30, 1999 and June 30, 1998.                                      3

              Consolidated Statement of Cash Flows (Condensed) for the six months ended June 30, 1999 and June 30, 1998.

              Condensed Notes to the consolidated financial statements                           5

Item 2.       Management's Discussion and Analysis of Financial Condition                        6
              and Results of Operations


Part II       Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                   8


PART I.  FINANCIAL INFORMATION

Financial Statements


                                     MINING SERVICES INTERNATIONAL CORPORATION
                                      Consolidated Balance Sheet (Condensed)


                                                                                  June 30, 1999           December 31,1998
           ASSETS                                                                  (Unaudited)
           ------                                                               ---------------            --------------
Current assets:
     Cash                                                                       $       366,000            $      314,000
     Receivables, net                                                                 5,230,000                 6,050,000
     Inventories                                                                      1,606,000                 1,721,000
     Prepaid expenses                                                                    52,000                   126,000
     Current portion of related party notes receivable                                  435,000                   435,000
                                                                                ---------------            --------------

     Total current assets                                                             7,689,000                 8,646,000

Investments in and advances to joint ventures                                        13,548,000                13,371,000
Property, plant and equipment, net                                                    7,170,000                 6,248,000
Goodwill                                                                              2,130,000                 2,243,000
Related party notes receivable                                                        1,148,000                 1,190,000
Other assets                                                                            119,000                   221,000
                                                                                ---------------            --------------

                                                                                $    31,804,000            $   31,919,000
                                                                                ===============            ==============
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                      $     1,594,000            $    2,943,000
     Current portion of long-term debt                                                2,118,000                 1,154,000
                                                                                ---------------            --------------

         Total current liabilities                                                    3,712,000                 4,097,000

Long-term debt                                                                        1,226,000                 1,213,000
Deferred income taxes                                                                 2,532,000                 2,532,000
                                                                                ---------------            --------------

         Total liabilities                                                            7,470,000                 7,842,000
                                                                                ---------------            --------------

Stockholders' equity:
     Common stock                                                                         7,000                     7,000
     Capital in excess of par value                                                   5,312,000                 5,443,000
Cumulative foreign currency translation adjustments                                    (409,000)                 (242,000)
     Retained earnings                                                               19,424,000                18,869,000
                                                                                ---------------            --------------

         Total stockholders' equity                                                  24,334,000                24,077,000
                                                                                ---------------            --------------

                                                                                $    31,804,000            $   31,919,000
                                                                                ===============            ==============


  See accompanying notes to financial statements






                                     MINING SERVICES INTERNATIONAL CORPORATION
                                 Consolidated Statement of Operations (Condensed)
                                                    (Unaudited)


                                                                                3 months ended             3 months ended
                                                                                    6/30/99                   6/30/98
                                                                                ---------------            --------------


Revenues:
    Net sales                                                                   $     6,658,000            $    5,569,000
    Royalties                                                                           234,000                   307,000
    Equity in earnings from joint ventures                                              570,000                 1,598,000
                                                                                ---------------            --------------

                                                                                      7,462,000                 7,474,000

Cost and expenses:
    Cost of sales                                                                     6,430,000                 5,519,000
    General administrative                                                              689,000                   287,000
    Research and development                                                            258,000                   115,000
                                                                                ---------------            --------------
                                                                                      7,377,000                 5,921,000
                                                                                ---------------            --------------
Income from operations                                                                   85,000                 1,553,000

Other income (expense), net                                                              17,000                     9,000
                                                                                ---------------            --------------

Income before provision for income taxes                                                102,000                 1,562,000

Provision for income taxes                                                               35,000                   437,000
                                                                                ---------------            --------------


Net income                                                                      $        67,000            $    1,125,000
                                                                                ---------------            --------------

Weighted Average number of shares outstanding
    Basic                                                                             7,336,000                 7,358,000
                                                                                ---------------            --------------
    Diluted                                                                           7,384,000                 7,558,000
                                                                                ---------------            --------------

Net Income per Share
    Basic                                                                       $           .01            $          .15
                                                                                ---------------            --------------
    Diluted                                                                     $           .01            $          .15
                                                                                ---------------            --------------








                 See accompanying notes to financial statements



                                     MINING SERVICES INTERNATIONAL CORPORATION
                                 Consolidated Statement of Operations (Condensed)
                                                    (Unaudited)


                                                                                 6 months ended            6 months ended
                                                                                    6/30/99                   6/30/98
                                                                                ---------------            --------------


Revenues:
    Net sales                                                                   $    13,027,000            $   10,906,000
    Royalties                                                                           504,000                   757,000
    Equity in earnings from joint ventures                                            1,497,000                 2,661,000
                                                                                ---------------            --------------

                                                                                     15,028,000                14,324,000

Cost and expenses:
    Cost of sales                                                                    12,512,000                10,770,000
    General administrative                                                            1,267,000                   590,000
    Research and development                                                            356,000                   232,000
                                                                                ---------------            --------------
                                                                                     14,135,000                11,592,000
                                                                                ---------------            --------------

Income from operations                                                                  893,000                 2,732,000

Other income (expense), net                                                             (52,000)                   18,000
                                                                                ---------------            --------------

Income before provision for income taxes                                                841,000                 2,750,000

Provision for income taxes                                                              286,000                   830,000
                                                                                ---------------            --------------

Net income                                                                      $       555,000            $    1,920,000
                                                                                ---------------            --------------

Weighted Average number of shares outstanding
    Basic                                                                             7,336,000                 7,358,000
                                                                                ---------------            --------------
    Diluted                                                                           7,384,000                 7,558,000
                                                                                ---------------            --------------

Net Income per Share
    Basic                                                                       $           .08            $          .26
                                                                                ---------------            --------------
    Diluted                                                                     $           .08            $          .25
                                                                                ---------------            --------------










                 See accompanying notes to financial statements



                                     MINING SERVICES INTERNATIONAL CORPORATION
                                 Consolidated Statement of Cash Flows (Condensed)
                                                    (Unaudited)


                                                                                 6 months ended            6 months ended
                                                                                   6/30/99                     6/30/98
                                                                                ---------------            --------------


Cash flows from operating activities:
    Net income                                                                  $       555,000            $    1,920,000
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                    602,000                   377,000
       Stock compensation expense                                                             0                     3,000
       Gain on disposal of equipment                                                     (8,000)                   (6,000)
       Distributed/(undistributed) earnings in joint ventures                           554,000                   376,000
       Deferred income taxes                                                                  0                   124,000
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                     820,000                    73,000
         (Increase) decrease in inventories                                             115,000                   (31,000)
         (Increase) decrease in prepaid expenses                                         74,000                    62,000
         (Increase) decrease in other assets                                            102,000                  (127,000)
         Increase (decrease) in accounts payable and accrued expenses                (1,349,000)                  669,000
                                                                                ---------------            --------------
                                                                                      1,465,000                 3,440,000
                                                                                ---------------            --------------
Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                           59,000                     6,000
     Payments received on notes receivable                                              100,000
     Purchase of plant and equipment                                                 (1,462,000)                 (533,000)
     Increase in notes receivable                                                       (58,000)
     Investment in joint ventures                                                      (898,000)                 (855,000)
                                                                                ---------------            --------------
         Net cash used in investing activities                                       (2,259,000)               (1,382,000)
                                                                                ---------------            --------------

Cash flows from financing activities:
     Issuance of common stock                                                                 0                    84,000
     Retirement of common stock                                                        (131,000)                        0
     Net proceeds from operating line of credit                                       1,099,000                         0
     Proceeds from issuance of long-term debt                                           250,000                         0
     Payments on long-term debt                                                        (372,000)                        0
                                                                                ---------------            --------------
         Net cash used in financing activities                                          846,000                    84,000
                                                                                ---------------            --------------

Net increase (decrease) in cash                                                          52,000                 2,142,000

Cash and cash equivalents, beginning of period                                          314,000                 1,160,000

Cash and cash equivalents, end of second period                                 $       366,000            $    3,302,000
                                                                                ---------------            --------------






                 See accompanying notes to financial statements

                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended June 30, 1999 and the six-months ended June 30, 1999 included herein is unaudited and the December 31,1998 Balance Sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

         The results of operations for the three-month period ended June 30, 1999 and the six month period ended June 30, 1999 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the significance of the investment of the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the Consolidated Revenue of the Company during the three-month and six-month periods ending June 30, 1999 and 1998. As demonstrated in the schedule, the Company's consolidated Revenue includes its share of equity in earnings from JV's:


                  Non Consolidated                             Amount            MSI's            MSI's
                   Joint Venture    Joint Venture    Equity   Included in       Non-JV         Consolidated
                   Sales            Net Income       MSI      MSI Revenue       Revenue          Revenue

  6 Months 1999   $11,938,000       $2,994,000       50%      $1,497,000        $13,531,000    $15,028,000
  6 Months 1998   $18,166,000       $5,322,000       50%      $2,661,000        $11,663,000    $14,324,000

  3 Months 1999   $5,166,000        $1,140,000       50%      $  570,000        $6,892,000     $7,462,000
  3 Months 1998   $10,446,000       $3,196,000       50%      $1,598,000        $5,876,000     $7,474,000

    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures


NOTE 3:   INVENTORIES


         Inventories at June 30, 1999 and December 31, 1998 have been recorded at the lower of cost or market, cost being determined on the first in first out
(FIFO) method. The composition of inventories at June 30, 1999 and December 31, 1998 are as follows:

                                    June 30, 1999          December 31, 1998
                                    -------------          -----------------
       Raw Materials                  $   579,000                $   707,000
       Finished Goods                 $ 1,027,000                  1,014,000
                                      -----------                -----------
                                      $ 1,606,000                $ 1,721,000
                                      ===========                ===========

          Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-months ended June 30, 1999 vs. 1998
-----------------------------------------

         Net income from operations decreased 95% from $1,553,000 in the three months ended June 30, 1998 to $85,000 in the three months ended June 30, 1999. The significant decrease consists primarily of the decrease in contribution from the Company's JV's in Nevada, Colombia and Uzbekistan (see Note 2) and an increase in the losses from the Company's West Virginia operation. Cyanco's contribution to equity in earnings from non-consolidated joint ventures decreased $606,000 or 47% compared to the same 3-month period in 1998 due to a decrease in both sales volume and gross margin per unit. The decrease in Cyanco's sales volume and margin compared to the second quarter of 1998, as well as the first quarter of 1999, correlate to worsening gold bullion prices during the second quarter of 1999. However, low gold prices are expected to allow Cyanco to increase market share as the low-cost producer in the area of the Nevada gold mines and to position itself well as gold prices recover in the long-term. Similarly, the Company's JV in Colombia experienced a drop in sales volumes due to the Company's major coal mine customer curtailing production while it builds railroad and port facilities to better compete in the current market for export coal. The decrease in revenue resulted in a decrease in equity in earnings of $206,000, a decrease of 136%. Again, results are expected to improve as coal mine production in Colombia strengthens toward the end of the year and into the year 2000 now that more cost effective infrastructure is put in place. Due to weakening in Uzbekistan gold and cotton production (the principal source of that country's hard currency), the Company has experienced difficulty with the conversion of currency from its JV in Uzbekistan. Accordingly, the Company has elected not to report revenues or profits earned by that JV during 1999 year-to-date until hard currency conversion is established. During the twelve months ended December 31, 1998, the Uzbekistan JV, Turon-MSI, had revenues of $3,359,000 and net income of $765,000. As a result of not reporting profits, second quarter 1999 earnings from equity from the JV in Uzbekistan decreased $180,000 compared to the three months ended June 30, 1998.

         Additionally, revenue from royalties decreased $73,000 or 24%. Net sales revenue for the quarter ended June 30, 1999 was approximately equal to net sales revenue for the same quarter ended June 30, 1998. However, cost of sales increased $911,000 or 17% during the period as compared to the same period in 1998. Gross margin (cost of sales divided by total revenue) decreased 12% from 26% for the three-month period ending June 30, 1998 to 14% for the period ended June 30, 1999. The decrease in margin is largely the result of the decrease in earnings from JV's along with increased losses at the West Virginia plant. While the Company's wholly-owned subsidiary, Green Mountain Explosives, Inc., (GME) largely recovered from its loss in the first quarter of 1999 by increasing sales and improving its second quarter 1999 gross margin by $386,000 as compared to the first quarter of 1999, the Company's West Virginia operation had an increase in losses of $180,000 or 263%, including write-downs in inventory and accounts receivable, in the three-month period ended June 30, 1999 as compared to the same period in 1998. GME is expected to achieve planned levels of contribution by year-end and cost reduction measures implemented at the West Virginia plant in July 1999 are expected to decrease costs by $300,000 annually. Of the $402,000 or 140% increase in general administrative expenses for the quarter ended June 30, 1999 as compared to the quarter ended June 30, 1998, $306,000 or 76% of the increase consists of the general administrative expenses of GME which was acquired by the Company in December 1998. Expenses related to research and development increased $143,000 or 124% for the three-month period ended June 30, 1999 as compared to the same period in 1998.

         The Company's JV project with Norsk Hydro in Kovdor, Russia is progressing as planned with plant and specialized mobile equipment now being shipped to the Russian mine site. Production is expected to begin by late 1999 or early in the year 2000. The Company's wholly-owned subsidiary, O'Brien Design Associates, Inc. (ODA) is currently testing its accessories production line with some production on target for year-end 1999. It is expected that in future periods these operations will continue to add significantly to revenues and income from operations.

Six-months ended June 30, 1999 vs. 1998
---------------------------------------

         For the six months ended June 30, 1999, revenues increased $704,000 or 5% as compared to the six months ended June 30, 1998. However, gross margin decreased $1,038,000 or 29% for the six-month period ended June 30. 1999 as compared to the six-month period ended June 30, 1998. The principal cause of the decrease stems from the results of operations during the second quarter 1999 as explained above. Of the $677,000 or 115% increase in general and administrative expenses for the six months ended June 30, 1999 compared to the six months ended June 30, 1998, $527,000 or 78% of the increase is represented by the general administrative expenses of GME which was acquired in December 1998. Other expenses increased $73,000 for the six-months ended June 30, 1999 as compared to the same period in 1998 primarily due interest expense related to the acquisition of GME in December 1999.

         The effective income tax rate for the six-month period ended June 30, 1999 was 34% as compared to 30% for the six-month period ended June 30, 1998.

Liquidity and Capital Resources
-------------------------------

         The Company has been able to maintain its strong balance sheet with a current ratio (current assets divided by current liabilities) of 2.07 to 1 and total liabilities to stockholders equity of 0.30 to 1 as of June 30, 1999, compared to a current ratio of 2.11 to 1 and total liabilities to stockholders equity of 0.33 to 1 as of December 31, 1998. The Company has completed negotiations with a major U.S. bank for a $4.5 million line of credit facility with sub-features that allow for borrowings for equipment of up to $1.25 million and for letters of credit of up to $1 million. This new line of credit will carry a lower interest rate and will include more favorable terms than the existing line of credit. The Company also reclassified $250,000 of a short-term construction loan for a GME facility to a long-term mortgage note. Most of the $820,000 decrease in accounts receivable is the result of payments made to the Company by JV's against international trade sales which were recorded at the later part of 1998; some of the decrease came from write-downs related to product credits given to customers. The $1,349,000 decrease in accounts payable and accrued expenses is principally the result of delayed payments against the cost of the international trade sales referred to above, as well as payments made in 1999 to certain other vendors which were accrued in the later part of 1998. Some of the decrease in accounts payable and accrued expenses comes from a decrease in income taxes payable related to lower profits. Through the extension of credit at the JV level for supplies and services rendered by the JV partners, the Company was able to fund $322,000 of expansion of its Kovdor, Russia JV project. The Company used cash from Cyanco and its explosives operations to purchase $234,000 of fixed assets at GME (principally delivery trucks), $391,000 for two specialized emulsion vehicles for explosives operations, as well as $481,000 to continue the construction of ODA's production line. These purchases represent $1,428,000 of the $1,462,000 of purchases of plant and equipment for the six-month period ended June 30, 1999. The $225,000 increase in depreciation and amortization and the $372,000 increase in payments on long-term debt for the six months ended June 30, 1999 as compared to the same period in 1998 are principally due to the acquisition of GME.

         In management's opinion, the capital resources of the Company are adequate to finance its business activity assuming that the political, financial, and economic environment continue favorable to the mining industry at large. Recent falling gold prices have weakened the cash flow expectations from Cyanco in the short-term and weak export coal prices have weakened near-term cash flow expectations for the Colombian and Canadian operations. Due to weak commodity prices world-wide, some of the underdeveloped countries in which the Company operates may continue having problems maintaining hard currency reserves, such as in Uzbekistan and Ghana, which rely heavily on hard currency inflow from gold exports. Consequently, the Company may need to rely on short-term lines of credit more than it has in the past few years. In the long term, the results of operations and the liquidity of the Company's resources should be strengthened as the mining industry rebounds from the current-cycle lows; however, the Company could continue being impacted by factors such as political risks, capital availability, changes in taxation, inflation, and foreign exchange fluctuations. Consequently, the Company cannot determine the ultimate effect that current products and strategies will have on long-term net sales, earnings, or stock price.

PART II.  OTHER INFORMATION


Item 6:  Exhibits and Reports on Form 8-K

         No reports on Form 8-K have been filed during the quarter ended June 30, 1998 or during the period covered by this report. However, on May 19, 1999 the Board of Directors declared a dividend of common stock purchase rights; as a result, a Form 8-K was filed on July 21, 1999 disclosing the Board action. No additional exhibits have been filed as part of this report.

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


                             MINING SERVICES INTERNATIONAL CORPORATION
                             -----------------------------------------
                                          (Registrant)





                                           /s/ Lex L. Udy
                                           ----------------------------------
    August 13,1999                         Lex L. Udy
    --------------
        (Date)                             Vice Chairman and Secretary



                                           /s/ Duane W. Moss
                                           ---------------------------------
                                           Duane W. Moss
                                           Chief Financial Officer