Form 10-Q
period 1999-09-30
MINING SERVICES INTERNATIONAL CORP/
filed 1999-11-15
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-Q
(Mark One)
         [ X ]    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the quarterly period ended September 30, 1999.

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

                           ---------------------------

         Check whether the Issuer (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No ___


         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of November 4, 1999 was 7,319,760.


    -------------------------------------------------------------------------

                    Mining Services International Corporation

                                                       Index


                                                                        Page No.
Part I           Financial Information

Item 1.       Consolidated Balance Sheet (Condensed)
              September 30, 1999 and December 31, 1998.                       1

              Consolidated  Statement of Operations
              (Condensed) for the  three months ended
              September 30, 1999 and September 30, 1998.                      2

              Consolidated  Statement of Operations  (Condensed)  for the
              nine months ended September 30, 1999 and September 30, 1998.    3

              Consolidated  Statement of Cash Flows  (Condensed)  for the
              nine months ended September 30, 1999 and September 30, 1998.    4

              Condensed Notes to the consolidated financial statements        5

Item 2.       Management's Discussion and Analysis of Financial Condition     7
              and Results of Operations


Part II       Other Information

Item 6.       Exhibits and Reports on Form 8-K                                10

PART I.  FINANCIAL INFORMATION

Financial Statements

                                     MINING SERVICES INTERNATIONAL CORPORATION
                                      Consolidated Balance Sheet (Condensed)


                                                                              September 30, 1999       December 31,1998
           ASSETS                                                               (Unaudited)
                                                                       ------------------------    ----------------------
Current assets:
     Cash                                                                       $       840,000           $       314,000
     Receivables, net                                                                 5,604,000                 6,050,000
     Inventories                                                                      1,662,000                 1,721,000
     Prepaid expenses                                                                    60,000                   126,000
     Deposits                                                                           819,000                         -
     Current portion of related party notes receivable                                  435,000                   435,000
                                                                       ------------------------    ----------------------

     Total current assets                                                             9,420,000                 8,646,000

Investments in and advances to joint ventures                                        13,140,000                13,371,000
Property, plant and equipment, net                                                    8,400,000                 6,248,000
Goodwill                                                                              2,074,000                 2,243,000
Related party notes receivable                                                        1,148,000                 1,190,000
Other assets                                                                            112,000                   221,000
                                                                       ------------------------    ----------------------


                                                                                $    34,294,000           $    31,919,000
                                                                       ========================    ======================


     LIABILITIES AND STOCKHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses                                      $     2,872,000           $     2,943,000
     Current portion of long-term debt                                                  399,000                 1,154,000
                                                                       ------------------------    ----------------------

         Total current liabilities                                                    3,271,000                 4,097,000

Long-term debt                                                                        3,321,000                 1,213,000
Deferred income taxes                                                                 2,809,000                 2,532,000
                                                                       ------------------------    ----------------------

         Total liabilities                                                            9,401,000                 7,842,000
                                                                       ------------------------    ----------------------

Minority interest                                                                       461,000                         -

Commitments and contingencies                                                                 -                         -

Stockholders' equity:
     Common stock                                                                         7,000                     7,000
     Capital in excess of par value                                                   5,312,000                 5,443,000
     Cumulative foreign currency translation adjustments                               (387,000)                 (242,000)
     Retained earnings                                                               19,500,000                18,869,000
                                                                       ------------------------    ----------------------

         Total stockholders' equity                                                  24,432,000                24,077,000
                                                                       ------------------------    ----------------------


                                                                                $    34,294,000           $    31,919,000
                                                                       ========================    ======================

See accompanying notes to financial statements



                                     MINING SERVICES INTERNATIONAL CORPORATION
                                 Consolidated Statement of Operations (Condensed)
                                                    (Unaudited)


                                                                           3 months ended              3 months ended
                                                                                9/30/99                   9/30/98
                                                                       ------------------------    ----------------------

Revenues:
    Net sales                                                                   $     6,567,000              $  6,312,000
    Royalties                                                                           217,000                   283,000
    Equity in earnings from joint ventures                                              460,000                 1,463,000
                                                                       ------------------------    ----------------------

                                                                                      7,244,000                 8,058,000
                                                                       ------------------------    ----------------------

Costs and expenses:
    Cost of sales                                                                     6,172,000                 5,771,000
    General administrative                                                              785,000                   281,000
    Research and development                                                            230,000                   206,000
                                                                       ------------------------    ----------------------
                                                                                      7,187,000                 6,258,000
                                                                       ------------------------    ----------------------

Income from operations                                                                   57,000                 1,800,000

Other income (expense), net                                                             (44,000)                   26,000
                                                                       -------------------------   ----------------------

Income before provision for income taxes and minority interest                           13,000                 1,826,000

Benefit (Provision) for income taxes                                                     52,000                  (652,000)
                                                                       ------------------------    -----------------------

Income before minority interest                                                          65,000                 1,174,000

Minority interest share of loss                                                          11,000                         -
                                                                       ------------------------    ----------------------


Net income                                                                      $        76,000              $  1,174,000
                                                                       ========================    ======================


Weighted average number of shares outstanding

    Basic                                                                             7,331,000                 7,368,000
                                                                       ========================    ======================
    Diluted                                                                           7,395,000                 7,534,000
                                                                       ========================    ======================


Earnings per common share

    Basic                                                                       $          .01               $       .16
                                                                       ========================    ======================
    Diluted                                                                     $          .01               $       .16
                                                                       ========================    ======================


See accompanying notes to financial statements

                                     MINING SERVICES INTERNATIONAL CORPORATION
                                 Consolidated Statement of Operations (Condensed)
                                                    (Unaudited)


                                                                           9 months ended              9 months ended
                                                                                9/30/99                   9/30/98
                                                                       ------------------------    ----------------------

Revenues:
    Net sales                                                                      $ 19,593,000              $ 17,219,000
    Royalties                                                                           721,000                 1,039,000
    Equity in earnings from joint ventures                                            1,958,000                 4,124,000
                                                                       -------------------------   ----------------------

                                                                                     22,272,000                22,382,000
                                                                       -------------------------   ----------------------
Costs and expenses:
    Cost of sales                                                                    18,684,000                16,541,000
    General administrative                                                            2,052,000                   901,000
    Research and development                                                            586,000                   438,000
                                                                       ------------------------    ----------------------
                                                                                     21,322,000                17,880,000
                                                                       ------------------------    ----------------------

Income from operations                                                                  950,000                 4,502,000

Other income (expense), net                                                             (96,000)                   75,000
                                                                       ------------------------    ----------------------

Income before provision for income taxes and minority interest                          854,000                 4,577,000

Provision for income taxes                                                             (234,000)               (1,482,000)
                                                                       -------------------------   -----------------------

Income before minority interest                                                         620,000                 3,095,000

Minority interest share of loss                                                          11,000                         -
                                                                       ------------------------    ----------------------


Net income                                                                         $    631,000              $  3,095,000
                                                                       ========================    ======================

Weighted average number of shares outstanding

    Basic                                                                             7,331,000                 7,368,000
                                                                       ========================    ======================
    Diluted                                                                           7,395,000                 7,534,000
                                                                       ========================    ======================

Earnings per common share

    Basic                                                                         $         .09              $        .42
                                                                       ========================    ======================
    Diluted                                                                       $         .09              $        .41
                                                                       ========================    ======================


See accompanying notes to financial statements


                                     MINING SERVICES INTERNATIONAL CORPORATION
                                 Consolidated Statement of Cash Flows (Condensed)
                                                    (Unaudited)


                                                                           9 months ended              9 months ended
                                                                                9/30/99                   9/30/98
                                                                       ------------------------    ----------------------


Cash flows from operating activities:
    Net income                                                                  $       631,000           $     3,095,000
    Adjustments to reconcile net income to net cash
    provided by operating activities:
       Depreciation and amortization                                                    936,000                   581,000
       Stock compensation expense                                                             -                     3,000
       Loss (Gain) on disposal of equipment                                              (1,000)                    1,000
       Distributed/(undistributed) earnings in joint ventures                         1,187,000                   (87,000)
       Deferred income taxes                                                            277,000                   215,000
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                     446,000                  (937,000)
         (Increase) decrease in inventories                                              59,000                   (32,000)
         (Increase) decrease in prepaid expenses                                         66,000                    22,000
         (Increase) decrease in deposits                                               (819,000)                        -
         (Increase) decrease in other assets                                            109,000                   185,000
         Increase (decrease) in minority interest                                       461,000                         -
         Increase (decrease) in accounts payable and accrued expenses                   (71,000)                  669,000
                                                                       -------------------------   ----------------------
                                                                                      3,281,000                 3,715,000
                                                                       ------------------------    -----------------------

Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                           51,000                    33,000
     Payments received on notes receivable                                              100,000                         -
     Purchase of plant and equipment                                                 (2,970,000)                 (608,000)
     Increase in notes receivable                                                       (58,000)                        -
     Investment in joint ventures                                                    (1,100,000)               (1,471,000)
                                                                       -------------------------   ----------------------
         Net cash used in investing activities                                       (3,977,000)               (2,046,000)
                                                                       -------------------------   ----------------------

Cash flows from financing activities:
     Issuance of common stock                                                                 -                    84,000
     Retirement of common stock                                                        (131,000)                        -
     Net proceeds from operating line of credit                                         795,000                         -
     Proceeds from issuance of long-term debt                                         1,000,000                         -
     Payments on long-term debt                                                        (442,000)                        -
                                                                       -------------------------   ----------------------
         Net cash provided by financing activities                                    1,222,000                    84,000
                                                                       ------------------------    ----------------------

Net increase            in cash                                                         526,000                 1,753,000

Cash and cash equivalents, beginning of period                                          314,000                 1,160,000
                                                                       ------------------------    ----------------------

Cash and cash equivalents, end of period                                        $       840,000           $     2,913,000
                                                                       ========================    ======================

See accompanying notes to financial statements

                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended September 30, 1999 and the nine-months ended September 30, 1999 included herein is unaudited and the December 31,1998 Balance Sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         These consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual 10-K filing. Financial information relating to depreciation contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations are incorporated by reference into these notes.

         The results of operations for the three-month period ended September 30, 1999 and the nine month period ended September 30, 1999 are not necessarily indicative of the results to be expected for the full year.


NOTE 2:       SIGNIFICANT ACCOUNTING  POLICIES


         Because of the significance of the investment of the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the Consolidated Revenue of the Company during the three-month and nine-month periods ending September 30, 1999 and 1998. As demonstrated in the schedule, the Company's Consolidated Revenue includes its share of equity in earnings from JV's:

                     Non Consolidated                                    Amount            MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in       Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue      Revenue              Revenue

  9 Months 1999..........$18,502,000       $3,916,000        50%        $1,958,000      $20,314,000       $22,272,000
  9 Months 1998..........$26,755,000       $8,248,000        50%        $4,124,000      $18,258,000       $22,382,000

  3 Months 1999..........$ 6,566,000      $   920,000        50%        $  460,000      $ 6,784,000       $ 7,244,000
  3 Months 1998..........$ 9,395,000       $2,926,000        50%        $1,463,000      $ 6,595,000       $ 8,058,000


Note: MSI does not consolidate revenues from 50% or less controlled joint ventures

NOTE 3:       INVENTORIES


         Inventories at September 30, 1999 and December 31, 1998 have been recorded at the lower of cost or market, cost being determined on the first in first out (FIFO) method. The composition of inventories at September 30, 1999 and December 31, 1998 are as follows:


                                              September 30, 1999                  December 31, 1998
                                             -------------------                  -----------------
                   Raw Materials                   $  609,000                          $  707,000
                   Finished Goods                   1,053,000                           1,014,000
                                             ---------------------                -------------------

                                                   $1,662,000                          $1,721,000
                                             =====================                ===================

NOTE 4:       MINORITY INTEREST

              Effective September 1, 1999, the Company entered into a JV agreement with five individuals for the purpose of establishing Tennessee Blasting Services, L.L.C. (TBS), a limited liability company organized under the laws of the state of Utah. TBS will provide drilling, blasting and explosives resale services centered in Tennessee. Through investment of cash and other assets, the Company acquired 51% of the JV and the individuals acquired the minority interest of 49%. Due to the Company's 51% ownership, the accounts of TBS are included in the consolidated financial statements, including the accounts which represent the minority interest. This differs from the equity method used by the Company to account for its unconsolidated JV's.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-months ended September 30, 1999 vs. 1998

         Net income from operations decreased 97% from $1,800,000 in the three months ended September 30, 1998 to $57,000 in the three months ended September 30, 1999. Approxmately 56% of this decrease consists primarily of the decrease in equity in earnings from unconsolidated JV's (see Note 2). Equity in earnings from JV's decreased $1,003,000 or 69% for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998 due primarily to a decrease in contribution from the Company's JV's in Nevada, Colombia, Uzbekistan and Ghana. General and administrative expenses increased $504,000 for the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998 representing 28% of the decrease in net income from operations for the period. Most of the increase in general and administrative expenses for the period is the result of the consolidation of Green Mountain Explosives, Inc. (GME) in December 1998 and TBS in September of 1999. Gross margin, or the difference between net sales and cost of sales, decreased $146,000 or 27% for the three-month period ended September 30, 1999 compared to the three-month period ended September 30, 1998, representing 8% of the decrease in net income from operations for the period. While it is likely that the conditions that have negatively impacted net income from operations relative to the Company's unconsolidated JV's will improve in the long-term with an industry turn-around, the Company expects the acquisitions of GME, TBS and O'Brien Design Associates, Inc. (ODA) to provide growth in net income from operations currently. The investment by the Company in TBS is a continuation of its interest in niche markets in the commercial explosives industry. Not only will the Company share in the profits of the JV, but the Company will also benefit from strong demand by TBS for its packaged emulsion product being manufactured at its West Virginia plant, as well as its accessory product line soon to be available from ODA.

         Cyanco's contribution to equity in earnings from non-consolidated joint ventures decreased $652,000 or 52% compared to the same 3-month period in 1998 due to a decrease in both sales volume and gross margin per unit of sales. The decrease in Cyanco's sales volume and margin compared to the third quarter of 1998 correlate to worsening gold bullion prices during the second and third quarters of 1999. The price of gold reached 20 year lows by the middle of September 1999 and production at the Nevada gold mines responded accordingly. However, low gold prices are expected to allow Cyanco to increase market share as the low-cost producer in the area of the Nevada gold mines and to position itself well as gold prices recover in the long-term. Although gold prices recovered at the end of September 1999 and have remained steady at approximately $300 per ounce, mine production is not likely to resume to previous levels in the short term and consolidation of the market will continue the downward pressure on prices.

         Similarly, the Company's JV in Colombia experienced a drop in sales volumes due to the Company's major coal mine customer curtailing production while it builds railroad and port facilities to better compete in the current market for export coal. The decrease in revenue resulted in a decrease in equity in earnings of $190,000, a decrease of 114%. Again, results are expected to improve as mine production in Colombia strengthens in the year 2000 now that more cost-effective infrastructure is being put in place. In spite of the fact that the operations of the Company's JV in Uzbekistan have been profitable, highly inflationary conditions in Uzbekistan have required a remeasurement of the financial statements. This remeasurement has resulted in a decrease of equity in earnings from the JV of $166,000 or 291% for the three-month period ended September 30, 1999 as compared to the three-month period ended September 30, 1998. Although the JV has recently developed strong support from government officials and is hopeful that hard currency conversion can occur soon, without hard currency, the JV's current inability to import needed raw materials and supplies will curtail operations and would likely impair the long-term value of the Company's investment. The JV in Ghana continues to struggle to gain market share due to low gold prices, and though prospects for long-term growth remain positive, the Company expects continuing problems into the year 2000.

         During the quarter ended September 30, 1999, the Company was a net borrower of funds and incurred interest expense of $37,000. Conversely, during the quarter ended September 30, 1998, the Company was a net investor of funds and earned interest income of $28,000. This $65,000 swing in the use of the Company's capital resources represents 93% of the decrease in other income and expense for three month period ended September 30, 1999 as compared to the same period in 1998.

         While net sales increased $255,000 or 4% for the three months ended September 30, 1999 as compared to the three months ended September 30, 1998, the margin between net sales and cost of sales decreased $146,000 or 27% for the same three month period of 1999 and 1998. This decrease in margin is largely the result of reduced sales in the Company's western division due to the anticipated completion of a major dam project in California. When comparing the third quarter of 1999 to the third quarter of 1998, the erosion in gross margin caused by the winding down of the dam project was softened by the gross margin contribution added by GME. As referred to above in Note 4, the Company entered into a JV agreement to establish TBS effective September 1, 1999. Accordingly, due to the Company's 51% ownership, principles of consolidation require the effect of the minority-interest share of the JV's $22,000 loss during start-up operations of $11,000 be eliminated to arrive at net income. The Company expects TBS to make a contribution to income during the fourth quarter of 1999 with annual revenues for the year 2000 expected to reach at least $7 million.

         The Company's JV project with Norsk Hydro in Kovdor, Russia is progressing as planned with plant and specialized mobile equipment now being shipped to the Russian mine site. ODA is currently testing its accessories production line and production is expected to begin early in the year 2000. ODA has recently completed negotiations with a widely respected manufacturer of detonation devices for integration into its accessory product line. It is expected that in future periods these operations will continue to add significantly to revenues and income from operations.


Nine-months ended September 30, 1999 vs. 1998
         For the nine months ended September 30, 1999, net sales increased $2,374,000 or 14% as compared to the nine months ended September 30, 1998 primarily due to the December 1998 acquisition of GME. Gross margin increased $231,000 or 34% for the nine-month period ended September 30. 1999 as compared to the nine-month period ended September 30, 1998. Gross margin results for the nine-month period differ from the experience of the three-month period ended September 30, 1999 because sales to the California dam project did not begin to decline until the third quarter 1999. Equity in earnings from joint ventures decreased $2,166,000 for the nine-month period ended September 30, 1999 as compared to the nine-month period ended September 30, 1998. The causes for the decrease in equity in earnings from JV's for the nine-month period are similar to those of the three-month period referred to above. Of the $1,151,000 or 128% increase in general and administrative expenses for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998, $830,000 or 72% of the increase is represented by the general administrative expenses of GME which was acquired in December 1998. Additionally, during the nine month period ended September 30, 1999, the Board directed the expenditure of approximately $150,000 for legal and other expenses to improve the overall position of stockholders. Other expenses increased $171,000 or 228% for the nine-months ended September 30, 1999 as compared to the same period in 1998. Similar to the results of the three-month period ended September 30, 1999, the Company's change from net investor to net borrower represented $160,000 or 94% of the change in other expenses from the prior nine-month period.

Liquidity and Capital Resources

         The Company  maintains a strong  balance  sheet with a current ratio of
2.9 to 1 as of September 30, 1999 compared to 2.1 to 1 as of December 31, 1998. The Company had a ratio of total liabilities to stockholders' equity of .38 to 1 as of September 30, 1999 and .33 to 1 as of December 31, 1998. On September 1, 1999, the Company entered into a credit agreement with a major U.S. bank for a $4.5 million line of credit facility with sub-features that allow for borrowings for equipment of up to $1.25 million and for letters of credit of up to $1 million. This new line of credit carries an interest rate of prime minus 1. Because this credit facility matures August 31, 2001, it has been classified as long-term debt which is the primary cause of the reduction in the Company's current portion of long-term debt of $755,000 from December 31, 1998 to September 30, 1999. The Company also reclassified $250,000 of a short-term construction loan for a GME facility to a long-term mortgage note.

         Of the $526,000 increase in cash, $215,000 or 41% of the increase results from the consolidation of the accounts of GME, while $153,000 or 29% of the increase results from income generated through international trade sales by the Company's wholly owned subsidiary, MSI Chemicals (MSIC), which maintains bank accounts outside the U.S. for reinvestment into international ventures. Accounts receivable decreased $446,000 or 7% from December 31, 1998 to September 30, 1999. The decrease was expected due to decreased activity during 1999; however, the decrease would have been greater had it not been for the consolidation of the accounts receivable of GME, ODA and TBS for the nine months ended September 30, 1999. The $819,000 increase in deposits consists principally of tax refunds due from taxing authorities and other tax deposits. Again, due to the Company's 51% ownership, principles of consolidation require the effect of the minority-interest share of TBS's equity of $461,000 be eliminated from the Company's balance sheet. The Company increased its investment in JV's by $1,100,000, with 75% or $818,000 of the increase related to the Company's projects in Kovdor, Russia and in Ghana. However, funds were provided to the Company through distributed earnings from JV's in the amount of $1,187,000 from Cyanco. The Company's use of cash for the purchase of plant and equipment of $2,970,000 consisted primarily of the initial consolidation of TBS assets of $1,235,000, investment in the production facility at ODA of $687,000, fixed asset purchases by GME (principally delivery trucks) of $261,000, the purchase of two specialized emulsion vehicles for explosives operations for $391,000, and the purchase of transport trailers and production line equipment for the Company's West Virginia plant of $232,000. Together these purchases represent 94% of the total purchases of plant and equipment from December 31, 1998 to September 30, 1999. Depreciation expense increased $355,000 or 61% to $936,000 for the nine months ended September 30, 1999 compared to the nine months ended September 30, 1998. Long-term debt increased for the nine month period ended September 31, 1999 primarily due to a $795,000 increase in the line of credit, the reclassification of $662,000 of the line of credit from current to long-term status, the initial consolidation of $750,000 of TBS debt, and the reclassification of the $250,000 mortgage at GME referred to above.

         In management's opinion, the capital resources of the Company are adequate to finance its business activity assuming that the political, financial, and economic environment continue favorable to the mining industry at large. The effect of recent falling gold prices have weakened the cash flow expectations from Cyanco in the short-term and weak export coal prices have weakened near-term cash flow expectations for the Colombian and Canadian operations. Due to weak commodity prices world-wide, some of the underdeveloped countries in which the Company operates may continue having problems maintaining hard currency reserves, such as in Uzbekistan and Ghana, which rely heavily on hard currency inflow from gold exports. Furthermore, as the Company ramps up its JV in TBS, the ODA accessories plant and continues to acquire niche market opportunities, cash flow in the short-term will have to be partially funded through the use of credit facilities. Consequently, the Company has had to rely on lines of credit more than it has in the past few years. In the long term, the results of operations should fund the capital needs of the Company as the mining industry rebounds; however, the Company could continue being impacted by factors such as political risks, capital availability, emerging markets, changes in taxation, inflation, and foreign exchange fluctuations. Consequently, the Company cannot determine the ultimate effect that current products and strategies will have on long-term net sales, earnings, or stock price.

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


                                       MINING SERVICES INTERNATIONAL CORPORATION
                                       -----------------------------------------
                                                        (Registrant)





            November 12,1999                        /s/ Lex L. Udy
            ----------------                        ----------------------------
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