Form 10-K
period 1999-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 2000-03-30
CIK 356342

---------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-K
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999.

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________


                           Commission File No. 0-10634

                                               ---------------------------

                    Mining Services International Corporation
             (Exact name of registrant as specified in its charter)


                 Utah                                     87-0351702
    (State or other jurisdiction of         (I.R.S. Employer Identification No.)
     incorporation or organization)


                            8805 South Sandy Parkway
                             Sandy, Utah 84070-6408
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (801) 233-6000
                           ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                         Common Stock, $0.001 Par Value
                           ---------------------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days. Yes x    No  ___

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the  closing  sales  price of March 10,  2000,  the  aggregate market value of the Common Stock held by non-affiliates was $9,208,906 (3,348,693 shares estimated to be held by non-affiliates). Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of March 10, 2000 was 7,314,260.

                           ---------------------------

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 19, 2000, which Proxy Statement will be filed no later than 120 days after the close of Registrant's fiscal year ended December 31, 1999, are incorporated by reference in Part III of this Annual Report on Form 10-K.

        ----------------------------------------------------------------


                    Mining Services International Corporation

                                Table of Contents



         Part I                                                                                Page No.
                                                                                               --------
             Item 1.     Business                                                                 1
             Item 2.     Properties                                                               5
             Item 3.     Legal Proceedings                                                        6
             Item 4.     Submission of Matters to a Vote of Security Holders                      6

         Part II
             Item 5.     Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                      7
             Item 6.     Selected Financial Data                                                  8
             Item 7.     Management's Discussion and Analysis of Financial Condition              8
                         and Results of Operation

             Item 7A.    Quantitative and Qualitative Disclosure about Market Risk               11

             Item 8.     Financial Statements and Supplementary Data                             F1
             Item 9.     Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                                11

         Part III
             Item 10.    Directors and Executive Officers of the Registrant                      12
             Item 11.    Executive Compensation                                                  12
             Item 12.    Security Ownership of Certain Beneficial Owners and
                         Management                                                              12
             Item 13.    Certain Relationships and Related Transactions                          12

         Part IV
             Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                         Form 8-K                                                                12




                                     PART I

Item 1.           Business

General

         Mining Services International Corporation ("MSI" or the "Company") is a Utah corporation organized in 1979. The Company's primary products and services include the manufacture, licensing and supply of commercial explosives used in mining and construction throughout the world. In addition, its wholly owned subsidiary, Nevada Chemicals, Inc., owns a 50% interest in Cyanco, a noncorporate joint venture with Degussa Huls Corporation, which manufactures and sells liquid sodium cyanide used in the extraction of gold from gold deposits in the western United States.

Recent Business Developments

         The Company's business development strategy is to grow as a worldwide supplier of niche chemical products and services to the mining and construction industries. The Company continues to focus on four product lines: (1) bulk blasting agents, oxidizers, fuels and related raw materials; (2) packaged explosives; (3) explosives accessories; and (4) liquid sodium cyanide. The Company is also expanding its ability to deliver its manufactured products with key related services that the Company believes allow for better margins. The Company markets for its own account in the United States and Canada and has licensed its technology in regions of the world where large-scale surface mining occurs. The Company has acquired and continues developing equity positions in U.S. and international market niches that need effective solutions for blasting and ore treatment. Recent developments in the Company's business are described below:

         Cyanco: Early in 1996 Cyanco announced its intent to construct a backup production facility at its Winnemucca, Nevada Plant in order to meet growing market demands for liquid sodium cyanide without the need to purchase backup supply. With the added facility, completed in 1997, Cyanco has an annual production capacity of at least 85 million pounds of liquid sodium cyanide.

         During 1998 and 1999, worldwide gold prices continued to be depressed, ranging between $250.00 and $320.00 per ounce. Gold production in the Company's market area should remain relatively stable for the foreseeable future as long as gold prices do not deteriorate. Prices for sodium cyanide have been and are likely to remain depressed in the short-run. During the first quarter of 2000, Cyanco successfully acquired the right to supply 100% of the cyanide requirements to a large gold producer in Nevada, increasing its projected annual production by approximately 10,000,000 pounds. Though the average forecasted price per pound of cyanide is lower than previous years, Cyanco has positioned itself to continue increasing market share in the long run.

         MSI Explosives Business: During 1999, the Company continued to develop and secure partnering arrangements for its mining explosives business worldwide, to develop its accessories and EMGEL(R) packaged explosives products, and to secure major customers in the United States and Canada. In September 1999, MSI acquired a 51% interest in Tennessee Blasting Services, L.L.C. (TBS), a joint venture engaged in drilling and blasting services in the Tennessee tri-city areas of Nashville, Knoxville and Chattanooga. The joint venture should add approximately $7,000,000 to the Company's revenue during 2000.

         On December 9, 1998, MSI acquired 100% interest in Green Mountain Explosives, Inc. (GME), an explosives distribution and blasting services company operating in the New England market. Its 1999 annual sales were approximately $8.6 million, which the Company believes will continue to grow and represent a major enhancement to the Company's U.S. market penetration into distribution, serving as an outlet of its manufactured products and services.

         In 1998, MSI also acquired 100% interest in O'Brien Design Associates, Inc. (ODA), a company located in Charlestown, Rhode Island, which owns technology and facilities for the production of certain explosive accessories. During 1999, ODA completed its shock tube production plant and largely completed its first detonating cord plant. The accessories assembly plant is planned to be fully operational in 2000. The addition of the accessories products to MSI's product line should allow MSI to garner better revenue and gross margin from existing accounts and will provide strategic advantages as it continues to supply full line explosives, drilling and blasting services to its worldwide customer base.

         During 1998, the Company entered into a joint venture with Norsk Hydro, the largest fertilizer producer in the world, with whom the Company also has a joint venture in Colombia, to produce and service bulk explosives operations in the Kovdor Mining District in Russia. Norsk Hydro purchases fertilizer raw materials mined at Kovdor, thus providing reasonable assurance that the

Company's joint venture will be able to achieve repatriation of earnings and convertibility of local currency to U.S. dollars. The contract is for a period of seven years and MSI's share of the capital required for the project will be approximately $750,000. The plant is nearing completion and should be fully operational during the second quarter of 2000.

         The Uzbekistan joint venture, Turon-MSI Ltd., formed in October 1995, as a 51/49 joint venture between the Company and an Uzbekistan government controlled entity, "Ammofos," officially opened its explosives plant in October 1997 and began to produce on a regular basis in 1998, producing approximately 10,000 metric tons of explosives for local mines and construction companies. Because convertibility of local currency to U.S. dollars was unavailable during 1999, production decreased to approximately 4,400 metric tons. Due to the current inability to repatriate earnings, the Company has determined to write-off its investment in Uzbekistan of $1,846,000. The joint venture received US dollar payments in February and expects payments in March 2000 of approximately $400,000 for raw materials shipped by the Company to Turon-MSI in 1998 and 1999; however, the Company does not expect to be able to gain US dollar conversion of profits in the near term.

         The Company has committed to continue operations in Uzbekistan, without committing any new capital investment, and the leading Uzbekistan gold mining enterprise has committed to the joint venture that it will assist Turon-MSI in acquiring US dollar conversion for raw materials. So far in 2000 it has substantially lived up to this commitment. This commitment will enable Turon-MSI to continue its operations and provide an opportunity to begin exporting explosives which may provide needed US dollar resources to Turon-MSI allowing it to proceed on a longer term basis independent the shortage of hard currency. Assuming US dollar conversion continues for raw material imports, Turon-MSI should be able to complete its contracts to supply 1,000 metric tons per month in 2000 and begin exporting to neighboring countries which have hard currency reserves.

         The MSI and Norsk Hydro joint venture in Colombia produced explosives during 1998 to support the mining of approximately four million metric tons of coal. The Company's production significantly decreased during 1999 due to curtailed mining (approximately 1 million tons of coal compared to over three million tons of coal in previous years), reflecting current lower coal prices in Europe where much of the Colombian coal is marketed. During 1999, however, the Company's major coal customer achieved better prices and commitments for its coal which will allow the Colombian customer to continue investing in less expensive transportation and port facilities via railroad, thus allowing for increased production in 2000 to three million tons with the possibility of increasing its long-term output to 7 - 10 million tons by 2003.

         During 1999, the Company's operations in Ghana, a 50/50 joint venture with Bulk Mining Explosives from South Africa, continued to decline consistent with the decline in gold production in Ghana as a result of low gold prices. Accordingly, the investment and loans to the joint venture of approximately $800,000 were written off in 1999. The continuation of operations as they now exist in Ghana is unlikely without a dramatic turnaround in gold production. Accordingly, the Company is considering several options to resolve the problem of continuing operating losses.

Description of Business

         Products and Markets: The Company, through its subsidiaries, licensees and joint ventures, primarily services the surface mining and construction industries. The Company's products are divided into explosives and related products and liquid sodium cyanide.

         Explosives: The Company's products are used in the blasting operations of surface mines in base and precious metals, coal and industrial minerals and construction projects. The explosive products are divided into three major categories: (1) Bulk explosives including HEF(R), a proprietary oil-in-water emulsified oxidizer which enhances the quality and control of the explosion or blast in order to produce more consistent breakage of ore; and ammonium nitrate prill, acquired from third parties, used with HEF(R) and in ANFO, a common explosive blasting agent used in surface boreholes which is made from a mixture of ammonium nitrate prill and diesel fuel; (2) explosives accessories, such as shock tube initiation systems and detonating cord which will begin being manufactured from new plant facilities in Rhode Island and Connecticut in 2000; and (3) packaged explosives (EMGEL(R)) which are currently being manufactured at the Company's West Virginia Plant. In September 1993, the Company was granted a patent on the compositions and methods used to formulate this unique explosive and has introduced EMGEL(R) which is a water-in-oil type emulsion explosive produced by emulsifying a water solution of oxidizer salts into a blend of oils. The emulsion is then packaged into small polyethylene cartridges or "chubs" and larger "shot" bags using special form and fill machines. A variety of cartridge diameters and lengths can be produced. As the emulsion is being loaded into the cartridges and bags, a trace quantity of a cross-linking chemical is added to the composition which reacts and polymerizes or crosslinks the entire mass into a soft, rubber-like material. The uniquely crosslinked emulsion is stable and the package or cartridge and bags can be punctured or split without product spills. This significantly improves the handling characteristics of the explosive and provides additional safety in transportation, storage and use.

         With the addition of packaged explosives and accessories, the Company has strengthened its position for worldwide market production. With both HEF(R) and EMGEL(R), the Company is able to joint venture the technology and manufacturing plants on a relatively small scale and enter markets where locally produced explosive products have been unavailable due to cost or inadequate infrastructure. With the technology and facilities know-how acquired from ODA, the Company will also be positioned to supply its own explosives accessories to certain niche markets in the U.S. and around the world.

         In the U.S. and Canadian markets, the Company markets and services mine and construction sites directly for its own account. The U.S. markets are concentrated in New England, the West Virginia coal belt, the Wyoming, Montana and Colorado coal belts, western U.S. surface gold operations, principally in Nevada, industrial minerals in California and now in the Tennessee area. Aggregates, tar sands and coal mining operations in western and central Canada are also major markets where the Company markets for its own account.

         The Company has traditionally licensed its HEF(R) technology directly to mines or to explosive manufacturers or supply companies in foreign markets. Currently, the Company has licensees in South Africa, Namibia, India, Korea and Thailand. The Company plans to continue its licensing activities in certain geographic areas, but has shifted its marketing focus toward creating long-term positions of ownership through strategic alliances with existing customers, suppliers and government entities. Because of inherent economic and political risks in developing economies, the Company's strategy there is to join with local suppliers or government entities where the company believes the alliance will survive periodic political and economic changes.

         Sodium   Cyanide:   The  Company's  joint  venture  with  Degussa  Huls
Corporation  for  producing  and  marketing   liquid  sodium  cyanide  from  the
Winnemucca, Nevada plant has concentrated on quality and service. There are principally two types of products marketed to the gold mines for the leaching process: (1) a solid "briquette" sodium cyanide product which requires handling and physical dissolution before use and (2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes ready-to-use for the mining customer. The manufacturing cost for the product is substantially lower than for solid products when handling and chemical adjustment costs are taken into account.

         Since the liquid product is shipped by truck from the plant to the mine site in a solution of about 30% sodium cyanide and 70% water, freight costs are very significant and shipping must be managed carefully both in terms of safety and environmental protection. Cyanco has contracted this service with an Omaha, Nebraska company which utilizes dedicated equipment specifically designed for Cyanco. Cyanco's five-year freight contract, which expired in March 1999, has been renewed on a month-to-month basis until a long-term contract can be renegotiated.

         There are two competitors in the western liquid market (see discussion under "Competition"). One of Cyanco's advantages over its competitors is that it is the only producer of liquid sodium cyanide which is manufactured completely from raw materials at its plant in the gold district. Other competitors either ship liquid product by rail to a transfer facility and then on to the mines by truck or tanker or they ship solid products from distant plants to special tanks or tankers where the product is dissolved before being discharged into mine site vessels. The Company believes that its competitors are limited in their ability to react quickly to changes in the market and to technological changes. Cyanco is positioned to efficiently take advantage of these changes.

         Dependence on Customers: Since most of MSI's explosive and cyanide customers are large surface mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A net loss of such customers, which is not expected to occur, could adversely affect 2000 sales. In most cases the Company has long-term contracts with such customers (see Note 11 to the Company's financial statements). With the addition of accessories and packaged products, MSI's customer base is increasingly made up of a larger base of smaller customers, particularly in those areas focusing on building materials and construction.

         Patents, Trademarks and Licenses: The Company is the holder of six U.S. patents, four of which relate to the composition and control of its HEF(R) and EMGEL(R) emulsion products and two of which relate to methods of delivery of explosives products at the mine site. These patents, which are not deemed material to the Company's ability to compete in the explosives business, expire at various dates beginning in 1999 and ending in 2013. The Company has obtained similar patents in several foreign countries and has licensed all or parts of its technology to manufacture HEF(R) and EMGEL(R) to companies in South Africa, Namibia, India, Thailand and Korea.

         The composition of E-21 and the other emulsifier formulations upon which the Company's HEF(R) emulsion products are based are proprietary ingredients and are deemed important trade secrets by the Company. The Company has also trademarked HEF(R) as a component of its bulk blasting agent and EMGEL(R) as its crosslinked packaged emulsion explosive. The trademarks are registered in the United States, Canada, South Africa and several other foreign countries.

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

         Research and Development: Expenditures for technical research and development for the fiscal years ended December 31, 1999, 1998 and 1997 were $805,000, $587,000 and $488,000, respectively. The Company actively conducts research on product improvement and development. The expenditures in each of the years ending December 31, 1999, 1998 and 1997 were primarily related to the Company's explosives business. There has not been any customer-sponsored research and development.

         Raw Materials: The Company has not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its explosives products and does not expect significant difficulty in obtaining raw materials in the future except temporarily where import restrictions may occur due to lack of convertibility of local currency to hard currency or other foreign political or economic factors which may occur in countries experiencing capital shortages or devaluations. The Company must compete with the agricultural market for a major portion of its raw materials (ammonium and calcium nitrate). The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural users. The Company has ensured its supply of needed materials by entering into several supply agreements with the manufacturers of these raw materials. The Company does not deem any of the supply agreements to be a contract upon which its explosives business is substantially dependent.

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

         Competition: The manufacture and sale of explosives and related services and equipment is a highly competitive business. The continuing cost-cutting measures implemented by owners of mines as the mining industry consolidates places growing emphasis on lowering explosive prices. This emphasis continues to adversely affect gross profit margins. The Company, in its efforts to develop, manufacture and sell its products, is competing with a number of companies having greater financial resources and well established global relationships in the industry than it does. The Company believes that ORICA, formerly ICI Explosives, Austin Powder and Dyno Nobel Group are significant competitors in the industry. Although the competitive position of the Company is not relatively significant, the Company believes its bulk explosives and packaged products have a number of advantages in product performance and safety over products of its competitors (see "Products and Markets"). As the large mining companies continue consolidating, the Company's strategy is to focus on niche markets, providing full service and added value to the end users. Historically the explosives business has experienced low margins and as consolidation in the Industry continues, pressure on margins is expected to increase.

         The Cyanco Plant represents one of two sources of delivered liquid sodium cyanide in the Western United States. The world market for sodium cyanide briquette or dry form is dominated by E.I. DuPont Nemours ("DuPont"). There continue to be opportunities in the worldwide market for liquid sodium cyanide, however, currently supply of dry product, worldwide, exceeds demand. Domestically, Cyanco's product competes with DuPont and also with FMC which markets delivered liquid sodium cyanide. The Company believes that the important competitive factors in the liquid sodium cyanide market are location, service and quality. However, as gold prices have declined and Cyanco's innovations in the marketplace have taken effect, liquid sodium cyanide price has become a significant competitive factor. Cyanco expects that efforts to gain market share during this period of lower gold prices will continue to keep product prices at low levels during 2000 in the Nevada market.

         Employees: The Company employs 94 full time employees in its direct explosives operations. Employment at joint ventures include 32 permanent employees at the Cyanco Plant in Winnemucca, Nevada, 14 local employees in Colombia, 7 local employees and 2 expatriate employees in Ghana, 60 local employees in Uzbekistan and 25 employees at Tennessee Blasting Services, LLC, and approximately 10 employees in Kovdor Russia. In Canada and Uzbekistan, employees belong to labor unions. The Company and its joint ventures consider relations with their employees to be positive.

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

Item 2:           Properties

         The corporate offices of the Company, built in 1997, are located at 8805 South Sandy Parkway, Sandy, Utah. The corporate facilities, consisting of
1.8 acres, an office building and adjacent research and laboratory facilities, were constructed by the Company at a cost of approximately $1.2 million.

         The Company manufactures HEF(R) and EMGEL(R) for sale to its mine customers at facilities located on mine sites or adjacent to mine sites, typically under leases tied to supply agreements. Joint venture facilities in Colombia, Uzbekistan and Ghana are located on mine production facilities of a major customer or leased from third parties. During 1999 construction of the plant facilities for the Kovdor operation in Russia was begun and will be completed in 2000. The facility is located on mine property owned by the project's contract customer. The land owners normally supply water, sewer, electricity and other infrastructure.

         The Company leases a 640 acre site in Tooele County, Utah, which is equipped with a fully developed test range and explosives magazine facility. The Company currently leases the property on a year to year basis. The rent on the property is approximately $16,000 per year. The Company also rents on a month to month basis approximately 422 acres in Boone County, West Virginia that it uses for manufacturing commercial explosives and emulsions. Rent on the property is approximately $1,800 per month.

         Cyanco is the owner of approximately six hundred and forty (640) acres located near Winnemucca, in Humboldt County, Nevada, upon which the Cyanco Plant is located. The Cyanco plant was expanded in 1997 to include a backup production facility having a capacity equal to the capacity of the preexisting facility. The combined capacity of the Cyanco plant is now at least 85 million pounds per year.

         ODA owns the lot, office and facilities located at its principal place of business at 366 Ross Hill Road, Charlestown, Rhode Island. In addition, during 1999, ODA leased land for 15 years at $2,000 per month and is building an 8,400 square foot manufacturing facility for its accessories business in Moosup, Connecticut for a cost of approximately $150,000. It also has adequate access to magazines and testing facilities for its explosives accessories products.

         GME built its corporate offices during 1998 at a cost of approximately $240,000, consisting of land, office building and other improvements, located at Gold Lodge Avenue, Auburn, New Hampshire. It also rents and owns various magazines near market areas for storage of explosives. The Company is currently negotiating for additional magazine locations to replace current leases which expire in June of 2000.

         TBS leases approximately 1,000 square feet of office space in Jacksboro and Nashville, Tennessee at an annual rate of $5,400. It also leases magazines in areas convenient to its markets in eastern and middle Tennessee.

         The  property  and  facilities  of the Company and its joint  ventures,
including   Cyanco  are  deemed  adequate  and  suitable  for  their  respective operations.

Item 3:           Legal Proceedings

         On March 22, 1999, MSI received a complaint filed on March 10, 1999, in the Riverside Superior Court, Riverside, California, by Mr. Paul Marlett, an individual doing business as Marlett Technical Services and Sales. The Plaintiff alleges the company owes him, as a prior independent contractor, commissions of approximately $200,000 and claims treble damages due to breach of the Unfair Practices Act of California. The Company has filed an Answer denying all claims with counterclaims and defenses. Management does not believe this action will have a material effect on the Company.

         In February 2000, the Company filed Form 8-K, which is herein referenced, to disclose the continuing litigation with respect to the BLA Trust. The Form 8-K was filed to report the commencement of an action referred to as the BLA Investment Irrevocable Trust litigation which was brought by Bryan Bagley and Lisa Higley, Trustees, against the Company and John T. Day, Lex L. Udy, Nathan L. Wade and Steven Fleischer, who are directors of the Company. The complaint was filed on January 20, 2000 in the Third Judicial District Court for Salt Lake County, Utah. A similar action brought by the Trustees in the Federal District Court for the District of Utah against the Company was dismissed on November 18, 1999 for lack of federal court jurisdiction.

         The Complaint alleges, among other claims, that (i) the Voting Agreement, dated August 27, 1997, among the Company, Edward Dallin ("Dal") Bagley, Carolyn C. Bagley and Amanda Bagley, (the "Voting Agreement") is not enforceable with respect to certain shares of the common stock of the Company transferred by Dal Bagley and Carolyn Bagley to the Trust (the Company enforced the Voting Agreement and voted the shares at the last Annual Meeting held on May 19, 1999), (ii) the Rights Agreement, dated as of May 19, 1999, between the Company and Zions First National Bank, as rights agent, (the "Rights Agreement") is invalid and unenforceable, (iii) the Directors have interfered with the plaintiffs' contractual relations, have breached their fiduciary duties and have engaged in gross negligence or willful misconduct and (iv) the Company has breached a contract and an implied covenant of good faith and fair dealing by refusing to permit the Trust to vote the Shares except in accordance with the Voting Agreement and by entering into the Rights Agreement. The Complaint seeks
(i) declaratory relief as to the enforceability of the Voting Agreement with respect to the Shares and the validity of the Rights Agreement, (ii) damages with respect to the alleged breach of contract and implied covenant of good faith and fair dealing claims and injunctive relief permitting the voting of the Shares without regard to the Voting Agreement and preventing the implementation of the Rights Agreement.

         The Complaint also purports to bring an action on behalf of the Company and its shareholders against the Directors for damages in connection with the alleged claims of breach of fiduciary duties and gross negligence and willful misconduct. The Company plans to appoint two independent directors, one of which has been appointed, who will act as a litigation committee to take appropriate steps to investigate the claims set forth in the Complaint and, with the Company's legal counsel, recommend such action as is warranted under the circumstances. The Company's bylaws may obligate the Company to indemnify the Directors. The Company answered the Complaint on March 17, 2000. As indicated in its answer, the Company may seek a stay of the litigation pursuant to state laws pending the results of the Committee's investigations.

         The Company believes that this litigation may have a material impact on the Company's governance issues and may be costly to litigate, but the Company does not believe the damage claims of the litigation will materially impact the financial condition of the Company.

Item 4:           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.

                                     PART II


Item 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters

                  (a) Price Range of Common Stock. The Company's Common Stock is traded on NASDAQ and the following table shows the range of high and low bid prices for the Company's Common Stock for the calendar quarters indicated. The quotations, obtained from NASDAQ, represent prices in the over the counter market between dealers in securities, do not include retail markup, markdown or commissions, and do not necessarily represent actual transactions.


                                                                       _____Bid Prices____

                                                                       High             Low

                  1999     First Quarter                                7.38             4.63
                           Second Quarter                               5.63             4.13
                           Third Quarter                                4.63             2.13
                           Fourth Quarter                               4.50             2.00

                  1998     First Quarter                                8.38             6.50
                           Second Quarter                               8.44             6.13
                           Third Quarter                                6.50             4.88
                           Fourth Quarter                               5.63             4.38

                  (b) Approximate number of equity security holders. The approximate number of record holders of the Company's Common Stock as of March 10, 2000 was 579 which does not include shareholders whose stock is held through securities position listings.

                  (c) Dividends. The Company paid cash dividends of $180,986 or $.025 per share on December 15, 1999, $184,590 or $.025 per share on December 21, 1998, $146,880 or $.02 per share on December 19, 1997. Payment of dividends is within the discretion of the Company's Board of Directors and there are no material restrictions that limit the ability to pay dividends on the Common Stock of the Company. The Company expects that it will continue to make cash dividends.

Item 6:           Selected Financial Data

         The following consolidated selected financial data as of and for each of the fiscal years in the five year period ending December 31, 1999 were derived from audited financial statements of the Company and its consolidated subsidiaries. The financial statements as of and for each of the fiscal years in the five year period were audited by Tanner + Co., independent public accountants. The data set forth should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes.


                                                                       Year Ended December 31,
Operation Results Data:                          1999          1998             1997           1996            1995
                                                 ----          ----             ----           ----            ----
Operating Revenues                           30,608,000      29,865,000     26,969,000     25,172,000      23,278,000
Income from operations                        1,413,000       5,819,000      6,400,000      6,084,000       3,332,000
Net Income                                      725,000       3,872,000      5,008,000      4,545,000       2,763,000
Earnings per common
     share diluted                                  .10             .52            .66            .60             .37
     Cash dividends declared
     per common share                              .025            .025           .020           .015            .015


Financial Position Data
     Total assets                            34,461,000      31,919,000     24,701,000     19,846,000      14,560,000

     Long-term debt                           4,475,000       1,213,000              -        714,000         513,000

     Deferred gain on sale
          and leaseback                               -               -              -              -          84,000

     Stockholder's equity                    24,351,000      24,077,000     20,605,000     15,769,000      11,271,000


Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

         Because of the significance of investment by the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the impact of JV operations underlying the Consolidated Revenue of the Company during the periods ending December 31, 1999, 1998 and 1997. As demonstrated below, the Company manages significantly more sales than is reported in "Consolidated Revenue."

                                                              Amount            MSI's
                    Joint           Joint Venture             Included in       Non-JV  Consolidated
                   Venture Sales    Net Income       Co's %   MSI Revenue       Revenue          Revenue

           1999   $21,585,000       $  5,022,000     50%      $2,511,000        $28,097,000      $30,608,000
           1998   $37,353,000       $  9,978,000     50%      $4,989,000        $24,876,000      $29,865,000
           1997   $38,115,000       $ 12,356,000     50%      $6,179,000        $20,790,000      $26,969,000

         1999 vs. 1998

         Consolidated revenues increased in 1999 by only 2%; however, the slight change included a $3.3 million or 14% increase in net sales offset by a $2.5 million or 50% decrease in equity earnings of joint ventures. The increase in net sales consisted primarily of an increase in sales from GME of $7.6 million and TBS of $1.5 million, largely offset by a decrease in the sales of the Company's remaining U.S., Canadian and foreign joint venture explosives operations of $5.4 million. Most of the $2.5 million decrease in equity earnings of joint ventures was attributable to a decrease in Cyanco's 1999 earnings, with the remainder of the decrease resulting from the decrease in equity in the earnings of Turon-MSI and Cayman Mining Services Limited (CMS).

         Expectations of increased net sales in 1999 were realized with the acquisition of GME and subsequently the establishment of TBS. However, the Company's plans to offset the expected loss of revenues from the completed dam project in California were delayed until several new projects in the Company's western division come on line in the first half of 2000. Revenues are also expected to increase at the Company's packaged emulsion plant resulting from product improvements and the additional demand for the product by GME and TBS. ODA should commence commercial production in 2000 resulting in an increase of revenues from that wholly-owned subsidiary. The consolidation of a full year of TBS operations will also increase revenues in 2000. Equity in earnings of joint ventures is also expected to increase in 2000 due to a planned increase in mine production by one of the primary customers of the Company's Colombian joint venture. Additionally, the Company's joint venture in Kovdor, Russia is expected to begin commercial production by the end of the second quarter of 2000.

         Cyanco's contribution to equity in earnings of joint ventures has decreased as volumes and prices for sodium cyanide fell in 1999 in response to the lowest gold prices in 20 years. Although the Company expects that low gold prices may cause further erosion of the average sales price for liquid sodium cyanide, Cyanco's position as the area's low cost producer will allow it to increase volumes by capturing additional market share. Also, because of current gold market conditions, the Company was able to negotiate the elimination of deferred royalty obligations resulting in an extraordinary gain of $1.6 million, net of taxes.

                  Consolidated income from operations decreased $4.4 million from $5.8 million in 1998 to $1.4 million in 1999. The $4.4 million decrease in consolidated income from operations is attributable to the decrease in equity in earnings of Cyanco as explained above, combined with a net decrease in contribution from the Company's explosives operations of $2 million. As a result of the completion of the dam project in California in the early part of 1999, combined with decreased coal production by customers in Canada and Colombia, contribution from the Company's western U.S. and Canadian explosives divisions and the Company's Colombian joint venture decreased by a total of $1.7 million when comparing 1999 to 1998. As mentioned above, the inability of the Company's joint venture in Uzbekistan to purchase raw materials resulted in a decrease in production. Consequently, contribution from Turon-MSI decreased $400,000 in 1999 as compared to 1998. In analyzing the results of the Company's explosives operating units above, the general and administrative expenses of GME and TBS were considered components of the direct contribution from those operating units. However, for purposes of financial statement disclosure, general and administrative expenses for the Company include the general and administrative expenses of GME and TBS, which represent $1.3 million of the $1.6 million increase in general and administrative expenses in 1999 as compared to 1998. Although intensified effort toward product improvement contributed to the 1999 increase in research and development costs, the establishment of a more resilient packaged emulsion product allowed the Company to reduce losses from its West Virginia plant by approximately $200,000, and strengthened expectations of realizing long-term benefit from the research through increased revenues from packaged emulsions. Income from operations is expected to increase in 2000 as the expected increase in revenues materialize. The Company incurred interest expense of $190,000 versus $153,000 of interest income that the Company earned in 1998.

         In 1999, other income and expense includes the write-off of $2.6 million of the Company's investments in West Africa Chemicals Limited (WAC) and Turon-MSI of $800,000 and $1.8 million, respectively, including a $700,000 note receivable from WAC. Although the Company expects to receive payment for raw materials and supplies it sells to its joint venture in Uzbekistan, due to deteriorating conditions observed in the later part of 1999 the Company now considers the probability of converting profits from Turon-MSI into hard currency to be remote. Additionally, depressed gold prices and an over supply of explosives products in Ghana have deterred WAC in obtaining market share sufficient to sustain profitable operations in the long-term and have combined to cause continuing losses. Accordingly, the Company determined in the last quarter of 1999 that it was necessary to write off the respective investments. Future recognition of income or loss from these equity method joint ventures will occur as cash is either received or disbursed.

1998 vs. 1997

         Consolidated revenues increased $2.9 million from $27 million in 1997 to $29.9 million in 1998. Non-JV revenues increased $4.1 million, largely due to increased sales in the U.S. and Canada as well as the acquisition of GME, while equity in earnings from joint ventures decreased by $1.2 million primarily due to a decrease in equity in earnings from Cyanco.

         Income from operations decreased $581,000 in 1998 as compared to 1997. The decrease resulted primarily from the decrease in the Company's equity in earnings of Cyanco offset by $1 million in net contribution from the Company's explosives operations. Because certain tax benefits that had been carried forward to and utilized in 1997 were not available to offset taxable income in 1998, the effective tax rate for the Company increased from 25% in 1997 to 35% in 1998, thus further decreasing net income from $5,008,000 in 1997 to $3,872,000 in 1998.

Liquidity and Financial Resources
         The Company retains a strong financial position and was able to increase stockholders' equity during 1999 in spite of difficult market conditions experienced in the mining industry. The Company's current ratio increased from 2.1 to 1 at the end of 1998 to 3.6 to 1 at the end of 1999, due in part to the consolidation of TBS combined with the conversion of the Company's primary line of credit to a long-term financial instrument, which is reflective of the Company's increased use of its line of credit to fund investments.

         Although net income was $3,147,000 lower in 1999 as compared to 1998, net cash provided by operating activities was only $1,592,000 lower in 1999 than it was in 1998 due primarily to an increase in distributed earnings of Cyanco to the Company in the amount of $1,490,000. As stated above, in January and February of 2000 the Company received U.S. Dollar payments of approximately $400,000 for raw material shipments previously made to Turon-MSI. However, the Company has agreed to use approximately $200,000 of the cash received in granting credit for importing raw materials into Uzbekistan to allow operations there to continue. While the government has supported Turon-MSI with conversion commitments for the new credit, such commitments are subject to adverse economic conditions in Uzbekistan.

         Net cash used in investing activities decreased $1,033,000 from $4,935,000 in 1998 to $3,902,000 in 1999. However, cash used for the purchase of plant and equipment increased $2,782,000 primarily due to the consolidation of $1,716,000 of TBS assets and the construction of ODA's accessories manufacturing facilities of $957,000.

         In September of 1999 the Company entered into a credit agreement with a major U.S. bank for a $4.5 million credit facility with features that allow for borrowings for equipment of up to $1.25 million and for letters of credit of up to $1 million. This new line of credit carries an interest rate of prime minus 1%. Because this credit facility matures August 31, 2001, it has been classified as long-term debt, which is the primary cause of the reduction in the Company's current portion of long-term debt of $681,000 from 1998 to 1999. TBS also had a $40,000 line of credit at an interest rate of prime plus 2% which was fully utilized at December 31, 1999 and was paid off in January 2000. As of December 31, 1999, the Company owed $2,916,000 on its lines of credit. During 1999, the Company had utilized up to $2,947,000 of its lines of credit.

         Net cash provided by financing activities increased by $2,066,000 from $203,000 in 1998 to $2,269,000 in 1999. The consolidation of TBS accounted for $764,000 of the increase, while $250,000 of the increase resulted from the conversion of a facility construction loan to mortgage financing. The remainder of the increase is largely attributable to the net increase in the Company's line of credit facilities of $2,213,000. Whereas operating cash flows were sufficient to fund such needs in prior years, during 1999 the Company relied more heavily on its lines of credit to finance working capital requirements and asset purchases, as contemplated in the structure of the credit agreement entered into by the Company in September 1999.

         In management's opinion, the capital resources of the Company are adequate to finance its business activity in the ordinary course of business assuming that the political, financial, and economic environment continue favorable to the mining industry at large. However, the Company anticipates being oriented toward investment in the current industry consolidation and therefore may need to obtain additional capital resources to fund such an investment strategy.

         Because of inflation associated with the economies of underdeveloped countries where the Company invests, there exists a substantial risk that the value of investments in those jurisdictions may continue to erode. Additionally, as has been the case with the Company's investment in Uzbekistan, the internal balance of payment and capital shortages in some of those countries may limit the ability to convert local currencies into hard currency necessary for importing raw materials or remitting profits. Management intends to use appropriate transfer pricing, investments in hedges, loans and other credit facilities where practical and available to minimize the risks inherent in doing business in these countries. The Company continues to pursue its policy of investing with government entities or stable international and U.S. companies as its partners to help insure its long-term success. To date, the Company has not utilized any hedging activities to minimize exchange risks.

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

Item 7A: Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures and sells some of its products in Colombia, Ghana, Uzbekistan and Canada. It also purchases products for raw materials and for resale from additional foreign markets such as Australia and India. In addition, the Company licenses its technology in other foreign countries such as South Africa, India, Korea, and Namibia. Approximately 10% of the Company's consolidated revenue is generated from foreign markets; however, as explained in the Management's Discussion and Analysis of Operation, the Company's sales in joint ventures are not reported in consolidated revenues and the percentage of the Company's business in foreign countries will likely remain significant. The Company manages its risk of foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and by maintaining hard currency accounts to which dollar denominated contracts are credited. Most of the sales and purchase contracts are denominated in US dollars except in Ghana and Uzbekistan where the investments have now been written off. None of the license royalty payment obligations are denominated in US dollars and are thus subject to the risks of currency rate changes. All excess cash balances are immediately transferred to US dollar accounts to the extent possible. Option contracts to hedge foreign currency transactions are not used by the Company. The Company does not enter into derivative contracts for trading in speculative purposes. Changes in the currency rate are not expected to have a material impact on the Company's results of operations currently. However, once the Company's joint venture in Kovdor begins operations, sales contracts will be paid in local currency, though pegged to a dollar denominated price. It is likely that sales receipts and leasing contract receipts may be subject to significant time delay in converting them from local currency to US dollars. Accordingly, equity in earnings from that joint venture may be subjected to more currency exchange risk than is experienced by the Company in other foreign joint ventures. It is not expected that currency rate hedging transactions will be used in 2000.

The Company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates are adjusted to market conditions. Changes in the market rate effects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on the Company's results of operations.

Item 8:           Financial Statements

         The Financial Statements of the Company called for by this Item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1.



Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

                                    PART III

Item 10: Directors andExecutive Officers of the Registrant

         The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 19, 2000 "Election of Directors," "Executive Officers" and "Executive Compensation."


Item 11: Executive Compensation

         The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 19, 2000 "Election of Directors," "Executive Officers" and "Executive Compensation."


Item 12: Security Ownership of Certain Beneficial Owners and Management

         The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 19, 2000 "Security Ownership of and Certain Beneficial Owners and Management."


Item 13: Certain Relationships and Related Transactions

         The information required hereunder is incorporated by reference from the Company's definitive Proxy Statement for the Annual Meeting of Stockholders scheduled to be held on May 19, 2000 "Certain Relationships and Related Transactions."


                                     PART IV
Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

         1. a. The consolidated financial statements for the fiscal year ended 1999 of the Company and the report of independent certified public accountants required in Part II, Item 8 are included on pages F-1 to F-26.

                  b. Also included as financial statement schedules to the Annual Report on Form 10-K as Exhibit 100 are:

                         The financial statements for the fiscal year ended 1999 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

                  c. No other required financial statement schedules are listed because they are not applicable or the required information is shown in the Company's financial statements or notes thereto.


         2.    Exhibits:

                  3.2 Amendment to Articles of Incorporation to reflect the one-for-five reverse stock split which became effective June 15, 1987 (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1987.) Articles of Incorporation (Incorporated herein by reference from Form 10-KSB filed by the Company for the fiscal year ended December 31, 1985.)

                  3.4        Bylaws of the Corporation as amended March 1, 1988.
                             (Incorporated by reference from the 10-KSB Report filed by the Company for the fiscal year ended
                             December 31, 1987.) Bylaws of the Corporation (Incorporated herein by reference from Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1985.)

                  3.5        Bylaws of the Corporation as amended May 19, 1999.

                  4.1 1988 Nonqualified Stock Option Plan. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1987.)

                  4.2        Amendments to 1988 Nonqualified  Stock Option Plan.
                             (Incorporated by reference from the Form S-8 Report filed by the Company on July 7, 1997.)

                  4.3        Amended  1988   Nonqualified   Stock  Option  Plan,
                             amended as of May 19, 1999.

                  10.1 Joint venture (shareholder) agreement between the Company and Norsk Hydro for joint venture in Colombia. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1996.)

                  10.2 Joint venture (shareholder) agreement between the Company and Omnia Group via Chemical Holding International Limited. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1996.)

                  10.3 Extension of license agreement with Bulk Mining Explosives via Dawn Holding Company. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1996.)

                  21         List of Subsidiaries

                  27         Financial Data Schedule

                  99 The financial statements for the fiscal year ended 1999 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

         3.    Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended December 31, 1999.

                                   SIGNATURES

         Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    MINING SERVICES INTERNATIONAL CORPORATION



                                    /s/ John T. Day
                                    -----------------------------
                                    John T. Day, President


                                    Date: March 30, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


              Signatures                              Capacity in Which Signed                          Date
---------------------------------------- ---------------------------------------------------- -------------------------


/s/ Nathan L. Wade                       Chairman of the Board of Directors                   March 30, 2000
-------------------------
Nathan L. Wade


/s/ Lex L. Udy                           Vice Chairman and Director                           March 30, 2000
-------------------------
Lex L. Udy


/s/ John T. Day                          President, Chief Executive Officer                   March 30, 2000
-------------------------                and Director (Principal Executive Officer)
John T. Day


/s/ Stephen Fleischer                    Director                                             March 30, 2000
-------------------------
Stephen Fleischer


/s/ James Solomon                        Director                                             March 30, 2000
-------------------------
James Solomon


/s/ Duane W. Moss                        Chief Financial Officer, General Counsel             March 30, 2000
-------------------------                and Secretary
Duane W. Moss


/s/ Wade Newman                          Controller                                           March 30, 2000
-------------------------
Wade Newman

                                       14

MINING SERVICES INTERNATIONAL CORPORATION
Consolidated Financial Statements
December 31, 1999 and 1998

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



--------------------------------------------------------------------------------
                                                                             F-1

                                       MINING SERVICES INTERNATIONAL CORPORATION

                                                    INDEPENDENT AUDITORS' REPORT








To the Board of Directors and Stockholders of Mining Services International Corporation


We have audited the consolidated balance sheet of Mining Services International Corporation and Subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 1999, 1998, and 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mining Services International Corporation and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations and their cash flows for the years ended December 31, 1999, 1998, and 1997 in conformity with generally accepted accounting principles.



                                                  TANNER+CO.




Salt Lake City, Utah
March 3, 2000



                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                                Consolidated Balance Sheet
                                                                      (In thousands, except share amounts)

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------


              Assets                                                           1999              1998
              ------                                                   -----------------------------------
Current assets:
     Cash                                                              $             975   $           314
     Receivables, net                                                              6,605             6,050
     Inventories                                                                   1,807             1,721
     Prepaid expenses                                                                112               126
     Current portion of related party notes receivable                               250               435
                                                                       -----------------------------------

                  Total current assets                                             9,749             8,646

Investment in and advances to joint ventures                                      12,736            13,371
Property, plant and equipment, net                                                 9,165             6,248
Goodwill, net                                                                      2,018             2,243
Related party notes receivable                                                       633             1,190
Other assets                                                                         160               221
                                                                       -----------------------------------

                                                                       $          34,461   $        31,919
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity Current liabilities:
              ---------------------------------------------------------

     Accounts payable and accrued expenses                             $           2,257   $         2,943
     Current portion of long-term debt                                               473             1,154
                                                                       -----------------------------------

                  Total current liabilities                                        2,730             4,097

Long-term debt                                                                     4,475             1,213
Deferred income taxes                                                              2,408             2,532
                                                                       -----------------------------------

                  Total liabilities                                                9,613             7,842
                                                                       -----------------------------------

Minority interest                                                                    497                 -
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Common stock, $.001 par value, 500,000,000 shares
       authorized; 7,314,260 and 7,339,760 shares issued
       and outstanding, respectively                                                   7                 7
     Capital in excess of par value                                                5,312             5,443
     Cumulative foreign currency translation adjustments                            (381)             (242)
     Retained earnings                                                            19,413            18,869
                                                                       -----------------------------------

              Total stockholders' equity                                          24,351            24,077
                                                                       -----------------------------------

                                                                       $          34,461   $        31,919
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-3



                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                          Consolidated Statement of Income
                                                                      (In thousands, except share amounts)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                             1999             1998              1997
                                                     -----------------------------------------------------
Revenue:
     Net sales                                       $           26,752   $       23,414   $        19,086
     Royalties                                                    1,154            1,345             1,581
     Equity in earnings of joint ventures                         2,511            4,989             6,179
     Other income                                                   191              117               123
                                                     -----------------------------------------------------

                                                                 30,608           29,865            26,969
                                                     -----------------------------------------------------

Costs and expenses:
     Costs of sales                                              25,497           22,128            18,817
     General and administrative                                   2,893            1,331             1,264
     Research and development                                       805              587               488
                                                     -----------------------------------------------------

                                                                 29,195           24,046            20,569
                                                     -----------------------------------------------------

Income from operations                                            1,413            5,819             6,400

Other income (expense):
Impairment of assets                                             (2,622)               -                 -
Other, net                                                         (190)             153               266
                                                     -----------------------------------------------------

              Income (loss) before provision for
                income taxes minority interest,
                and extraordinary item                           (1,399)           5,972             6,666
                                                     -----------------------------------------------------

Benefit (provision) for income taxes:
     Current                                                        426           (1,790)             (883)
     Deferred                                                       124             (310)             (775)
                                                     -----------------------------------------------------

                                                                    550           (2,100)           (1,658)
                                                     -----------------------------------------------------

              Income (loss) before minority
                interest and extraordinary
                item                                               (849)           3,872             5,008

Minority interest in income                                         (25)               -                 -
                                                     -----------------------------------------------------

              Income before extraordinary item                     (874)           3,872             5,008

Extraordinary item - extinguishment of
deferred obligation (net of $823 of taxes)                        1,599                -                 -
                                                     -----------------------------------------------------

                  Net income                         $              725   $        3,872   $         5,008
                                                     -----------------------------------------------------

Earnings per common share-basic                      $              .10   $          .53   $           .68
                                                     -----------------------------------------------------

Earnings per common share-diluted                    $              .10   $          .52   $           .66
                                                     -----------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-4



                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                            Consolidated Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)

                                                              Years Ended December 31, 1999, 1998 and 1997
----------------------------------------------------------------------------------------------------------



                                                                       Cumulative
                                              Capital in     Notes      Foreign
                          Common Stock          Excess     Receivable   Currency
                        ---------------------  of Par     from Stock  Translation   Retained
                        Shares      Amount       Value       Sales    Adjustments   Earnings     Total
                        ---------------------------------------------------------------------------------
Balance at
January 1, 1997         7,258,944   $   7     $  6,230     $  (789)            -    $ 10,321     $ 15,769

Net income                      -       -            -           -             -       5,008        5,008

Shares issued under
stock option plan         188,841       -          277           -             -           -          277

Shares retired for:
  Exercise of stock
    options               (16,680)      -         (163)          -             -           -         (163)
  Payment of principal
    and interest on
    notes receivable      (69,959)      -         (837)        789             -           -          (48)
  Payment of advances      (7,802)      -          (91)          -             -           -          (91)

Cash dividends paid             -       -            -           -             -        (147)        (147)
                        ---------------------------------------------------------------------------------

Balance at
December 31, 1997       7,353,344       7        5,416           -             -      15,182       20,605

Comprehensive net
 income calculation:
  Net income                    -       -            -           -             -       3,872        3,872

  Other comprehensive
    income-foreign
    currency
    translation
    adjustment, net             -       -            -           -          (242)          -         (242)
                                                                                                 --------
Comprehensive income                                                                                3,630
                                                                                                 --------

Shares issued for:
  Exercise of
  stock options            33,407       -          119           -             -           -          119
  Acquisition of
    subsidiary             28,009       -          302           -             -           -          302

Acquisition and
  retirement of
  common stock            (75,000)      -         (394)          -             -           -         (394)

Cash dividends paid             -       -            -           -             -        (185)        (185)
                        ---------------------------------------------------------------------------------

Balance at
December 31, 1998       7,339,760       7        5,443           -          (242)     18,869       24,077


---------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                      F-5




                                                                MINING SERVICES INTERNATIONAL CORPORATION
                                                           Consolidated Statement of Stockholders' Equity
                                                                     (In thousands, except share amounts)
                                                                                                Continued
---------------------------------------------------------------------------------------------------------

                                                                       Cumulative
                                              Capital in     Notes      Foreign
                          Common Stock          Excess     Receivable   Currency
                        ---------------------  of Par     from Stock  Translation   Retained
                        Shares      Amount       Value       Sales    Adjustments   Earnings     Total
                        ---------------------------------------------------------------------------------

Balance at
December 31, 1998       7,339,760       7        5,443           -          (242)     18,869       24,077

Comprehensive net
 income calculation:
  Net income                    -       -            -           -             -         725          725

  Other comprehensive
    income-foreign
    currency translation
    adjustment, net             -       -            -           -          (139)          -         (139)
                                                                                                 --------
Comprehensive income                                                                                  586
                                                                                                 --------

Acquisition and
retirement of common
stock                     (25,500)      -         (131)          -             -           -         (131)

Cash dividends paid             -       -            -           -             -        (181)        (181)
                        ---------------------------------------------------------------------------------

Balance at
December 31, 1999       7,314,260   $   7     $  5,312     $     -       $  (381)   $ 19,413     $ 24,351
                        ---------------------------------------------------------------------------------



---------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                      F-6



                                                                MINING SERVICES INTERNATIONAL CORPORATION
                                                                     Consolidated Statement of Cash Flows
                                                                                           (In Thousands)

                                                                                  Years Ended December 31,
---------------------------------------------------------------------------------------------------------



                                                                 1999           1998            1997
                                                            ---------------------------------------------


Cash flows from operating activities:
     Net income                                             $      725      $    3,872       $    5,008
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Depreciation and amortization                           1,318             797              650
         Provision and reserves for losses on assets                66             147                2
         Gain on disposal of equipment                             (11)            (14)             (33)
         Stock compensation expense                                  -              37               22
         Interest income on common stock notes receivable            -               -              (48)
         Distributed (undistributed) earnings of joint
           ventures                                              1,490             (11)          (1,136)
         Impairment of assets                                    2,622               -                -
         Extraordinary item - extinguishment of deferred
           obligation                                           (2,422)              -                -
         Deferred income taxes                                    (124)            305              775
         (Increase) decrease in:
              Receivables                                         (692)         (1,735)          (1,645)
              Inventories                                          (86)            320              294
              Prepaid expenses                                       8             185               (3)
              Other assets                                          61             157             (291)
         Increase (decrease) in:
              Accounts payable and accrued  expenses              (686)           (174)             (42)
              Minority interest                                     25               -                -
                                                            ---------------------------------------------
                      Net cash provided by
                      operating activities                       2,294           3,886            3,553
                                                            ---------------------------------------------

Cash flows from investing activities:
     Proceeds from the sale of plant and equipment                  62              74               85
     Increase in notes receivable                                  (58)           (475)            (400)
     Payments on note receivable                                   100             250              250
     Purchase of plant and equipment                            (3,971)         (1,189)          (2,214)
     Investment in joint ventures                                 (507)         (1,196)             (77)
     Net cash paid in acquisition                                    -          (2,399)               -
     Capital contribution from minority interest                   472               -                -
                                                            ---------------------------------------------
                      Net cash used in
                      investing activities                      (3,902)         (4,935)          (2,356)
                                                            ---------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                3,890             700                -
     Payments on long-term debt                                 (1,309)              -             (714)
     Retirement of common stock                                   (131)           (394)               -
     Cash dividend paid                                           (181)           (185)            (147)
     Issuance of common stock                                        -              82               92
                                                            ---------------------------------------------
                      Net cash provided by (used in)
                      financing activities                       2,269             203             (769)
                                                            ---------------------------------------------

Net increase (decrease) in cash                                    661            (846)             428

Cash, beginning of year                                            314           1,160              732
                                                            ---------------------------------------------

Cash, end of year                                           $      975      $      314       $    1,160
                                                            ---------------------------------------------


---------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                      F-7

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)

                                               December 31, 1999, 1998, and 1997
--------------------------------------------------------------------------------


1.   Organization and Significant Accounting Policies

Organization

Mining Services International Corporation (the Company) and its wholly owned subsidiaries, MSI Chemicals Ltd. (MSIC), Central Asia Chemicals LTD (CAC), O'Brien Design Associates, Inc.(ODA) which the Company acquired effective October 30, 1998, Green Mountain Explosives, Inc. (GME) which the Company acquired effective December 9, 1998, MSI Russia, L.L.C. (MSIR) which the Company organized effective October 16, 1998, and MSI International Holding Company, Ltd. (MSI IHC), are primarily engaged in the development, manufacture and sale of bulk explosives and related support and services. In addition, Nevada Chemicals, Inc., also a wholly-owned subsidiary, has a fifty percent interest in Cyanco Company (Cyanco), a non-corporate joint venture, which is engaged in the manufacture and sale of liquid sodium cyanide. The Company also owns 51% of Tennessee Blasting Services, L.L.C (TBS), which was established September 1, 1999. TBS provides drilling, blasting and explosives resale services and its accounts are included in the Company's consolidated financial statements, including accounts which represent the minority interest. The financial statements reflect the investment in joint ventures of which the Company owns a 50% or less interest under the equity method of accounting. Summarized financial information for these joint ventures is included in note 15.


The acquisitions of ODA and GME were accounted for as purchase transactions.


--------------------------------------------------------------------------------
                                                                             F-8

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies Continued

Organization - Continued

The Company has an agreement with Production Association "Ammofos" of Almalyk, the Republic of Uzbekistan (PAA), a government owned chemical producer. The Agreement creates a joint venture with the Company and PAA which operates under a limited liability enterprise organized under Uzbekistan laws. The enterprise is called Turon-MSI Ltd., in which MSI holds a 51% interest through MSI IHC and PAA holds a 49% interest. MSI has committed to supply plant and equipment along with its technological know-how in return for its interest in the joint venture and PAA has committed to provide the infrastructure of the plant. Although the Company owns a 51% interest in the share capital, the joint venture is accounted for under the equity method due to the facts and circumstances of control related to mutual consent affecting the joint venture in Uzbekistan. Effective December 28, 1999, MSI transferred its ownership of Turon - MSI Ltd. to MSI IHC. Due to difficulty in obtaining conversion of profits to hard currency, the Company determined in the fourth quarter of 1999 to write-off its investment in Turon - MSI. The Company will now recognize income or loss only as cash is either received or disbursed.

MSIR owns a 50% interest in Eastern Mining Services Ltd. (EMS), a Russian company registered in Moscow, to manufacture and deliver bulk explosives in the Kovdor mining district in Russia.

The Company owns a 50% interest in a joint venture in Grand Cayman called Cayman Mining Services Limited (CMS). CMS owns virtually all of Colombia Mining Supply and Services Limited (SSMC), a Colombia- based company, which has an agreement to manufacture and supply mining explosives in Colombia. CMS also owns 100% of Mining Capital Resources Ltd., which leases plant and equipment to EMS for its Russian operations.


--------------------------------------------------------------------------------
                                                                             F-9

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization and Significant Accounting Policies Continued

Organization - Continued

The Company also has a joint venture to manufacture and supply explosives in West Africa. The joint venture operates as a Ghanaian company called West Coast Explosives Limited (WCE). WCE is wholly owned by West Africa Chemicals Limited
(WAC), a Mauritius company owned 50% by the Company through MSI IHC. In the fourth quarter of 1999, the Company wrote-off its investment in WAC, including a note receivable, due to the unlikelihood of realizing profits in this market where explosives supply now exceeds demand. Similar to its investment in Turon - MSI, Ltd., the Company will only recognize income or loss as cash is either received or disbursed. Effective December 28, 1999, the Company transferred its ownership in WAC to MSI IHC.

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


--------------------------------------------------------------------------------
                                                                            F-10

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization and Significant Accounting Policies Continued

Goodwill

Goodwill reflects the excess of the costs of purchasing GME over the fair value of the related net assets at the date of acquisition, and is being amortized on the straight-line basis over 10 years. Amortization of goodwill began January 1, 1999. At December 31, 1999, accumulated amortization and amortization expense was $225,000. The Company did not have Goodwill during the years ended December 31, 1998 and 1997.

Other Assets

Certain items included in other assets are amortized over five years using the straight-line method. Amortization expense totaled $4, $4, and $4, in 1999, 1998, and 1997, respectively.

Translation of Foreign Currencies

The cumulative effect of currency translation adjustments are included in stockholders' equity. These items represent the effect of translating assets and liabilities of the Company's foreign operations.

Generally for joint ventures, unrealized gains and losses resulting from translating foreign companies' assets and liabilities into U.S. dollars are accumulated in an equity account on the joint venture's balance sheet, which is reported using the equity method, until such time as the company is sold or substantially or completely liquidated. Translation gains and losses relating to operations of companies where hyperinflation exists are included in equity in earnings from joint ventures.

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


--------------------------------------------------------------------------------
                                                                            F-11

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

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

The Company's customer base consists primarily of mining companies. Although the Company is directly affected by the well-being of the mining industry, management does not believe significant credit risk exists at December 31, 1999.

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



--------------------------------------------------------------------------------
                                                                            F-12

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



2.   Detail of Certain Balance Sheet Accounts


                                                           December 31,
                                                   -----------------------------
                                                        1999          1998
                                                   -----------------------------

Receivables:
     Trade receivables                             $        2,254  $      2,710
     Income tax refund receivable                               -           121
     Related party receivables (see Note 10)                4,337         2,968
     Other                                                    117           288
     Less allowance for doubtful accounts                    (103)          (37)
                                                   -----------------------------

                                                   $        6,605  $      6,050
                                                   -----------------------------



Inventories:
     Raw materials                                 $          737  $        707
     Finished goods                                         1,070         1,014
                                                   -----------------------------

                                                   $        1,807  $      1,721
                                                   -----------------------------



Accounts payable and accrued expenses:
     Trade payables                                $        1,422  $      1,805
     Accrued expenses                                         835         1,138
                                                   -----------------------------

                                                   $        2,257  $      2,943
                                                   -----------------------------



--------------------------------------------------------------------------------
                                                                            F-13

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


3.   Property, Plant and Equipment

Property, plant and equipment consists of the following:


                                                   December 31,
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------

Plant equipment and fixtures            $            9,501  $         6,459
Support equipment and fixtures                       5,586            5,142
Office equipment and fixtures                          537              521
Vehicles                                               642              634
Land                                                   107              107
                                        -----------------------------------

                                                    16,373           12,863

Less accumulated depreciation
  and amortization                                  (7,208)          (6,615)
                                        -----------------------------------

                                        $            9,165  $         6,248
                                        -----------------------------------



4.   Related Party Notes Receivable

Notes receivable are comprised of the following:


                                                   December 31,
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------

Unsecured  note  receivable
from CMS, in annual installments
of $250 and semi-annual interest
payments at the rate of 1.5%
above the six-month LIBOR               $           750     $           750

Notes receivable from officers
of the Company secured by stock,
interest payments due annually
at 1% above the three-month LIBOR,
principal due in full April 2003
and June 2004                                       133                 175


--------------------------------------------------------------------------------
                                                                            F-14

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

4.   Related Party Notes Receivable Continued

Unsecured note receivable from
WAC, in annual installments of
$185 and semi-annual interest
payments at the rate of 2% above
the six-month LIBOR                                   -                 700
                                        -----------------------------------

                                                    883               1,625

Less current portion                               (250)               (435)
                                        -----------------------------------

                                        $           633     $         1,190
                                        -----------------------------------



5.   Long-Term Debt

Long-term debt is comprised of the following:


                                                            December 31,
                                                      -------------------------
                                                          1999         1998
                                                      -------------------------

Line of credit agreements which
allows the Company to borrow a
maximum amount of $4,540 at rates
ranging from the bank's prime rate
minus 1% to the bank's prime rate
plus 2%, due March 23, 2000 and
August 31, 2001                                       $    2,916   $        -

Unsecured  performance deposit
payable to a company, due in monthly
installments of $16, including
imputed interest at 7%, due on
December 9, 2003                                             649          785


--------------------------------------------------------------------------------
                                                                            F-15

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------




5.   Long-Term Debt Continued

Notes payable to financial
institutions, due in monthly
installments  of $16, including
interest ranging from 7.35% to
9.75%, secured by property                                   563            -

Notes payable to  individuals,
due in monthly installments of
$13, including interest at 12%,
secured by property and equipment,
due December 9, 2003                                         507          600

Construction loan payable in monthly
installments of $2, including interest
at 8.75%, secured by property, due
April 10, 2004                                               241          250

Unsecured non-compete agreement
payable to an individual, due
in monthly installments of $1,
including imputed interest at 7%,
due December 9, 2003                                          47           57

Mortgage note payable to an
individual, due in annual installments
of $2, including interest at 10%,
due October 13, 2003                                          13           13

Loan payable to a Company, due in
monthly installments of $2, including
interest at 9.5%, secured by property,
due August 1, 2000                                            12            -

Line-of-credit agreement which
allows the Company to borrow a maximum
amount of $2,250 at an interest rate
 .75% below the bank's prime rate                               -          662
                                                      -------------------------

                                                           4,948        2,367

Less current portion                                        (473)      (1,154)
                                                      -------------------------

                                                      $    4,475   $    1,213
                                                      -------------------------



--------------------------------------------------------------------------------
                                                                            F-16

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



5.   Long-Term Debt Continued

Future maturities of long-term debt are as follows:


Year Ending December 31:                                       Amount
------------------------                                  -----------------

     2000                                                 $             473
     2001                                                             3,323
     2002                                                               487
     2003                                                               468
     2004                                                               197
                                                          -----------------

                                                          $           4,948
                                                          -----------------



6.   Operating Leases

During the year ended December 31, 1999, the Company leased certain vehicles, property, and equipment under various non-cancelable operating leases. Lease expense relating the operating leases was approximately $160 for the year ended December 31, 1999. Future minimum lease payments are as follows:


Year Ending December 31:                                            Amount
------------------------                                      ------------------

     2000                                                     $              146
     2001                                                                     70
     2002                                                                     24
     2003                                                                      4
                                                              ------------------

                                                              $              244
                                                              ------------------




--------------------------------------------------------------------------------
                                                                            F-17

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


7.   Income Taxes

The current provision for income taxes represents U.S. federal income taxes, taxes withheld on royalties and other foreign income taxes.

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before benefit (provision) for income taxes for the following reasons:

                                         Years Ended December 31,
                                -------------------------------------------
                                     1999           1998          1997
                                -------------------------------------------

Federal income tax benefit
(provision) at statutory rate   $        476   $    (2,030)    $  (2,266)
Stock options                              -             -           525
Life insurance and meals                   6           (12)            2
Other                                     68           (58)           81
                                -------------------------------------------

                                $        550   $    (2,100)    $  (1,658)
                                -------------------------------------------



Deferred tax assets (liabilities) are comprised of the following:


                                                   December 31,
                                        -----------------------------------
                                               1999             1998
                                        -----------------------------------

Depreciation                            $           (2,912)  $       (2,547)
Deferred income                                       (216)            (327)
Write-off of worthless securities                      600                -
Foreign tax credit carryforward                        120              342
                                        -----------------------------------

                                        $           (2,408)  $       (2,532)
                                        -----------------------------------




--------------------------------------------------------------------------------
                                                                            F-18

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

8.   Impairment of Assets

During the year ended December 31, 1999, the Company evaluated the carrying value of its investments in and advances to joint ventures based upon projected future cash flows. Based on this evaluation the Company recorded an aggregate non-cash expense for the impairment as follows:


Investment in and advances to foreign
  joint ventures                                          $           1,922
Related party notes receivable from foreign
  joint ventures                                                        700
                                                          -----------------

                                                          $           2,622
                                                          -----------------

At December 31, 1999 and 1998, equity in earnings of joint ventures included approximately $140 and $43, respectively, of interest income relating to the impairment.


9.   Supplemental Cash Flow Information

During the year ended December 31, 1998, officers and shareholders retired common stock with a market value of $1,091 in order to exercise stock options, pay notes receivable, related interest, and advances.

Actual amounts paid for interest and income taxes are as follows:


                                    Years Ended December 31,
                      -----------------------------------------------------
                             1999              1998             1997
                      -----------------------------------------------------

Interest              $              211  $             16  $            35
                      -----------------------------------------------------

Income taxes          $              801  $          1,965  $           766
                      -----------------------------------------------------


10.  Related Party Transactions

The Company performs certain functions for Cyanco for which it receives a fee, the fee is offset against costs of sales. Fees totaled $287, $326, and $474, for the years ended December 31, 1999, 1998, and 1997, respectively.

At December 31, 1999 and 1998, the Company had receivables of $4,337, and $2,968 respectively, from joint ventures (see Notes 1 and 2).

--------------------------------------------------------------------------------
                                                                            F-19

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



10.  Related Party Transactions Continued

As of December 31, 1999 and 1998, the Company had notes receivable from joint ventures of $750, and $1,450 respectively (see Note 4).

As of December 31, 1999, the Company had notes receivable from officers of the Company for $133, (see Note 4).

At December 31, 1999 and 1998, the Company recognized interest income of $191 and $117 respectively, related to notes receivable from joint ventures.

During the year ended December 31, 1999 and 1998, the Company recognized revenues of approximately $206 and $686 respectively, from joint ventures, related to royalties, services provided, and the sale of manufacturing products.

11.  Major Customers and Foreign Operations

Sales to major customers which exceeded 10% of net sales are as follows:


                                            Years Ended December 31,
                                    ---------------------------------------
                                        1999         1998         1997
                                    ---------------------------------------

Company A                           $     4,638   $         -   $        -
Company B                           $         -   $     4,844   $    4,474
Company C                           $         -   $     3,855   $    4,271
Company D                           $         -   $     2,781   $    1,937

Management believes that the loss of any one customer would not have a material adverse effect on the Company's consolidated operations.


--------------------------------------------------------------------------------
                                                                            F-20

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



11.  Major Customers and Foreign Operations Continued

The Company has operations in the United States, Canada, other foreign locations, and equity in earnings of joint ventures. The following is a summary of operations by geographic region:


                                           Years Ended December 31,
                                    ---------------------------------------
                                        1999         1998         1997
                                    ---------------------------------------
Revenue:
  United States                     $      23,253   $   18,648   $   16,300
  Canada                                    2,849        4,134        4,362
  Other foreign locations                   1,995        2,094          128
  Equity in earnings of JV                  2,511        4,989        6,179
                                    ---------------------------------------

Total revenues                      $      30,608   $   29,865   $   26,969
                                    ---------------------------------------



                                           Years Ended December 31,
                                    ---------------------------------------
                                        1999         1998         1997
                                    ---------------------------------------
Income from Operations:
  United States                     $       1,119   $    1,580   $    1,009
  Canada                                      381          660          359
  Other foreign                              (326)         204          (21)
  Equity in earnings of JV                  2,511        4,989        6,179
  Corporate Expenses                       (2,272)      (1,614)      (1,126)
                                    ---------------------------------------

Total income from operations        $       1,413   $    5,819   $    6,400
                                    ---------------------------------------




                                                    December 31,
                                    ---------------------------------------
                                        1999         1998         1997
                                    ---------------------------------------
Identifiable Assets:
  United States                     $      17,456   $   13,864   $    9,878
  Canada                                      876          733          702
  Other foreign                             1,188        2,807        1,257
  Investments/advances to
  JV's                                     14,941       14,515       12,864
                                    ---------------------------------------

Total identifiable assets           $      34,461   $   31,919   $   24,701
                                    ---------------------------------------



--------------------------------------------------------------------------------
                                                                            F-21

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


12.  Non-Qualified Stock Option Plan

Under the 1987 Non-Qualified Stock Option Plan (the Option Plan), as amended in 1988, 1990, 1992, 1993, 1998 and 1999, a maximum of 1,315,130 shares were made available for granting of options to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.

Information regarding the Option Plan is summarized below:


                                              Number of      Option Price
                                               Options        Per Share
                                          ---------------------------------

Outstanding at January 1, 1997                      537,592  $     .82-4.55
     Granted                                         17,657      9.75-11.30
     Exercised                                     (188,841)       .82-3.80
     Expired                                         (5,799)           3.80
                                          ---------------------------------

Outstanding at December 31, 1997                    360,609      2.96-11.30
     Granted                                         46,950      2.96-11.30
     Exercised                                      (33,266)      5.00-7.56
     Expired                                        (14,546)      4.12-5.00
                                          ---------------------------------

Outstanding at December 31, 1998                    359,747  $   3.93-11.30
     Granted                                          7,500     3.00 - 5.06
     Exercised                                       (5,500)    4.72 - 5.06
     Expired                                         (9,000)              -
                                          ---------------------------------

Outstanding at December 31, 1999                    352,747  $ 3.00 - 11.30
                                          ---------------------------------


--------------------------------------------------------------------------------
                                                                            F-22

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

12.  Non-Qualified Stock Option Plan Continued

Options exercisable and available for future grant are as follows:


                                                  December 31,
                                -------------------------------------------
                                     1999           1998          1997
                                -------------------------------------------

Options exercisable                     113,815        76,816        41,832
Options available for grant             469,960       230,261       276,051


13.  Stock-Based Compensation

The Company has adopted the disclosure-only provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:


                                              Years Ended December 31,
                                      -----------------------------------------
                                           1999          1998         1997
                                      -----------------------------------------

Net Income - as reported              $        725  $      3,872   $     5,008
Net Income - pro forma                $        622  $      3,961   $     4,919
Diluted earnings per share -
  as reported                         $        .10  $        .52   $       .66
Diluted earnings per share -
  pro forma                           $        .08  $        .51   $       .65
                                      -----------------------------------------



--------------------------------------------------------------------------------
                                                                            F-23

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

13.  Stock-Based Compensation Continued

The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                    December 31,
                                     ------------------------------------------
                                          1999          1998          1997
                                     ------------------------------------------

Expected dividend yield               $        .02  $     .02      $       .02
Expected stock price volatility                52%        33%              48%
Risk-free interest rate                         6%         5%            5.25%
Expected life of options               0 - 3 years    3 years          3 years
                                     ------------------------------------------

The weighted average fair value of options granted during 1999, 1998, and 1997 are $.28, $1.20, and $3.41, respectively.


The following table summarizes information about stock options outstanding at December 31, 1999:


                        Options Outstanding             Options Exercisable
              -----------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number      Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at       Exercise
    Prices      12/31/99      (Years)       Price      12/31/99       Price
-------------------------------------------------------------------------------

$   2.96 - 4.09     307,497    5.33          3.59         13,000   $     10.37
$   5.00 - 5.51      37,750    2.09          5.04         31,250          5.05
$  7.56 - 11.30       7,500     .51         10.36         69,565          3.08
-------------------------------------------------------------------------------

$  1.38 - 11.30     352,747    4.79          4.25        113,815   $      4.45
-------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                                                                            F-24

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


14.  Earnings Per Share

Financial accounting standards require companies to present basic earnings per share (EPS) and diluted earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:


                                                      Years Ended
                                                     December 31,
                                        ---------------------------------------
                                            1999         1998         1997
                                        ---------------------------------------
Basic EPS:
  Net income available to common
    stockholders                        $         725  $     3,872  $    5,008
                                        ---------------------------------------

  Weighted average common                   7,324,000    7,368,000   7,342,000
shares
                                        ---------------------------------------

  Net income per share                  $         .10  $       .53  $      .68
                                        ---------------------------------------




Diluted EPS:
  Net income available to common
    stockholders                        $         725  $     3,872  $     5,008
                                        ---------------------------------------

  Weighted average common                   7,375,000    7,492,000    7,614,000
shares
                                        ---------------------------------------

  Net income per share                  $         .10  $       .52  $      .66
                                        ---------------------------------------



--------------------------------------------------------------------------------
                                                                            F-25

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

15.  Significant Unconsolidated Affiliates

Summarized financial information for significant unconsolidated affiliates of the Company, are as follows:


                                                December 31,
                              ---------------------------------------------
                                   1999           1998           1997
                              ---------------------------------------------

Result for year:
     Gross revenues           $     21,585 $        37,353 $        38,115
     Gross profit             $      7,449 $        14,365 $        16,048
     Net income               $      5,385 $         9,978 $        12,273

Year-end financial
position:
     Current assets           $      5,545 $        10,415 $         8,567
     Non-current assets       $     20,893 $        24,998 $        22,945
     Current liabilities      $      3,024 $         4,256 $         4,106
     Non-current liabilities  $      1,500 $         5,323 $         4,559



16.  Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which is qualified under Section 401(K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute up to 20 percent of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions, as determined by the Board of Directors, to be made by the Company. The discretionary amount contributed to the plan by the Company for the years ended December 31, 1999, 1998, and 1997 was $79, $48, and $37, respectively.


17.  Fair Value of Financial Instruments

The Company's financial instruments consist of cash, receivables, payables, and notes payable the carrying amount of cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of the notes payable approximates fair value as the individual borrowings bear interest at floating market interest rates.



--------------------------------------------------------------------------------
                                                                            F-26

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

18.  Commitments and Contingencies

The Company is subject to various claims and legal proceedings arising in the ordinary course of business activities. In addition, the Company and certain directors of the Company have been named in complaints related to: alleged violations of laws and fiduciary duties related to the voting of shares, decisions regarding certain corporate transactions and the adoption of a Stock Rights Plan. The Company believes that this litigation may have a material affect on the Company's governance issues and may be costly to litigate, but the Company does not believe the damage claims of this litigation or any other pending matters will materially impact the financial condition of the Company.


19.  Extraordinary Item

During the year ended December 1999, Cyanco negotiated the extinguishment of a deferred royalty obligation. Accordingly, the Company paid $58 in cash to terminate the indemnification of Cyanco under the deferred royalty agreement. The result was an extraordinary gain of $1,599 after providing for income taxes of $823.













--------------------------------------------------------------------------------
                                                                            F-27