Form 10-K/A
period 1999-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 2000-05-16
CIK 356342

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                   FORM 10-K/A
(Mark One)
   [X] AMENDMENT NO. 1 TO THE ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1999.

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

        SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT: NONE
           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

         TITLE OF CLASS                NAME OF EACH EXCHANGE ON WHICH REGISTERED
         --------------                -----------------------------------------
COMMON STOCK, $0.001 PAR VALUE                       NASDAQ NATIONAL MARKET

     Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                     ---  ---

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of the Form 10-K filed by the Company on March 30, 2000 or any amendment to such Form 10-K. [ ]

     Based on the closing sales price of April 25, 2000, the aggregate market value of the Common Stock held by non-affiliates was $7,340,073 (3,188,099 shares estimated to be held by non-affiliates). Shares of the Common Stock held by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

     The number of shares outstanding of the registrant's par value $0.001 Common Stock as of April 25, 2000 was 7,314,260.

                           ---------------------------

                                 AMENDMENT NO. 1

     The Registrant hereby amends its Annual Report on Form 10-K for the fiscal year ended December 31, 2000, previously filed with the Commission (the "Annual Report") solely for the purpose of including Part III, Items 10 through 13, as a part of this amendment.


                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     (a)  INFORMATION REGARDING THE BOARD OF DIRECTORS.

     Nathan L. Wade, 72, was appointed Chairman of the Board of Directors on January 21, 2000. Mr. Wade has been a Director of the Company since June 1989. Since 1953 Mr. Wade has been a Director and principal owner of Nate Wade Subaru., a Salt Lake City, Utah automobile dealership for new and used automobiles.

     M. Garfield Cook, 59, was appointed to the Board of Directors on April 4, 2000 and on April 25, 2000 was appointed as Co-Chairman of the Board. From 1972 to 1989 Mr. Cook was President and Chief Executive Officer of IRECO Chemicals, an industrial explosives company with about 1700 employees serving in the natural resource industry worldwide. He has served on the boards of a number of corporations involved in the explosives and mining industry. He is also a past Chairman of the Institute of Makers of Explosives in Washington, D.C. From 1988 to 1995 Mr. Cook was Chairman of Non-Invasive Medical Technology Corporation
(NMT) involved in developing and producing specialized medical treatment devices and supplies, and from 1991 to 1995 he also served as Chairman of In-Line Diagnostics Corporation (IDC), an affiliate of NMT. Mr. Cook has been a private investor since 1995 and has served in executive positions with several civic organizations in Salt Lake City. Mr. Cook is a 1966 graduate of the University of Utah with a B.S. degree in Physics

     Dr. John T. Day, 60, has been President and Chief Executive Officer of the Company since April 1993. He was one of the founders of the Company and from 1979 to 1993 was Executive Vice President with responsibility for plant design, operations, equipment design and construction, and new product development. Dr. Day was appointed a member of the Board of Directors on November 10, 1986 and was appointed the Chief Executive Officer of the Company in 1993. Dr. Day obtained a B.S. degree in Chemical Engineering from the University of Utah in 1964 and obtained a Sc.D. degree from MIT in 1972.

     Dr. Lex L. Udy, 66, was Vice Chairman of the Board of Directors from April 1993 to April 2000. He was a founder of the Company and has served as a Director since 1979. From 1979 to 1984 he was Vice President of Research of the Company with responsibility for new product and patent development and field test operations. From 1985 to 1993 he was President and Chief Executive Officer of the Company. Dr. Udy obtained a B.S. degree in Physics from the University of Utah in 1955 and a Ph.D. from the University of Utah in Metallurgy in 1960. Upon his retirement on March 31, 1999, Dr. Udy became an outside technical consultant to the Company.

     Stephen Fleischer, 44, has been a Director of the Company since December 1997. Since 1993, Mr. Fleischer has been involved in purchasing, restructuring and financing (including public financing) under-valued companies for his own account. From 1990 to 1993, Mr. Fleischer was managing director, Energy Division, Westinghouse Credit Corporation. Previously, he was Vice President of the Bank of New England and also for The First National Bank of Chicago. Mr. Fleischer obtained a B.A. degree in Spanish and Business Administration from Gonzaga University in 1977.

     James E. Solomon, 50, was appointed to the Board of Directors in March 2000. He is managing partner at Red Rock Investors, LLC, a venture capital firm. Mr. Solomon specializes in maximizing value to mid-size companies. He was formerly a financial manager at Exxon Corporation from 1972 to 1980. From 1980 to 1983 Mr. Solomon was Vice President of Farm Management Company, one of the world's largest agricultural companies. Mr. Solomon is a Certified Public Accountant and currently serves as an Adjunct Professor at the Graduate School of Business at the University of Utah.

     James W. Sight, 44, was appointed a director on April 4, 2000. Mr. Sight graduated from the Wharton School of Finance in 1977. Mr. Sight is an investor and financial consultant. He currently serves on the Boards of Directors of United Recycling Industries and two companies registered under Section 12 of the Securities Exchange Act of 1934, as amended: US Home (NYSE), Westmoreland Coal
(AMEX).

     There were nine (9) regular meetings of the Board of Directors held during 1999. All of the Directors attended all of the meetings or were present via teleconferencing.

     The Company has standing audit and compensation committees of the Board of Directors. The audit committee periodically makes recommendations concerning the engagement of the Company's independent public accountant and reviews the results and independence of the accountants and the scope, adequacy and results of the internal auditing procedures. The Company's audit committee consists of Nathan L. Wade, Stephen Fleischer and James Solomon. Functions of the compensation committee include making recommendations concerning Director and Executives salaries and bonuses and overseeing the Company's stock option and other benefit plans. The compensation committee consists of Nathan L. Wade, Stephen Fleischer and James Solomon.

     In addition to the standing committees of the Board of Directors, an independent litigation committee was implemented by the Board of Directors so that the Company could independently investigate claims made against certain directors of the Company. The Company filed a Form 8-K with the Securities and Exchange Commission on January 20, 2000 to report the commencement of a legal action styled as BLA Investment Irrevocable Trust (the "Trust"), by and through Bryan Bagley and Lisa Higley, Trustees, Plaintiffs, vs. Mining Services International Corporation, a Utah Corporation, and John T. Day, Lex Udy, Nathan
L. Wade and Stephen Fleischer (collectively, the " Defendant Directors"). The action states claims against both the Company as well as the Defendant Directors. The members of the litigation committee are James Solomon and Garfield Cook.

     During 1999 the non-employee directors received $7,200 payable in monthly payments of $600.00. In addition, Mr. Fleischer received $11,000 for attendance at board meetings including reimbursement of expenses and Mr. Wade received $7,000 for attendance at board meetings and reimbursement of expenses. Though Dr. Udy was retired as an executive officer in March 1999, his compensation is disclosed below with the Executive Officers' Compensation. The other non-employee directors became directors in 2000.

     (b)  INFORMATION REGARDING EXECUTIVE OFFICERS:

     In addition to Dr. Day, certain information is furnished with respect to the following executive officers of the Company:

     Richard M. Clayton, 59, was first employed by the Company from 1981 to 1983. Mr. Clayton joined the Company again in 1986 as Director of Marketing and was appointed Vice President in 1991. Prior to joining the Company, Mr. Clayton held key management and marketing positions with Texaco Petroleum Corporation and Nitrate Services Corporation, an explosives company.

     David P. Reddick, 44, has been employed by the Company since 1985 as Director of Operations. In 1991 Mr. Reddick was appointed Vice President. Prior to joining the Company, Mr. Reddick was associated with Cyprus Minerals in operations management. Mr. Reddick obtained a B.S. degree in Resource Economics from the University of California at Berkeley.

     Duane W. Moss, 52, has been employed by the Company since December 1994 as Chief Financial Officer and General Counsel. Mr. Moss was appointed Secretary of the Company in 1999. Prior to joining the Company, Mr. Moss was a self-employed financial and legal consultant and from 1989 to 1992 was the

Secretary, Treasurer and Chief Financial Officer of Alta Gold Co. Early in his career, Mr. Moss was a Certified Public Accountant and senior tax professional with Arthur Andersen & Co. Mr. Moss obtained a Juris Doctorate in 1976 and a B.A. degree in Accounting in 1973 from the University of Utah.

     Douglas W. Later, 47, has been employed by the Company since September 1998 as Assistant to the President. Due to the retirement of Dr. Lex L. Udy, Dr. Later was appointed to manage the research and development activities of the Company and the manufacturing of its packaged explosives products. From 1989 to 1998 Dr. Later was president of Mountain States Analytical, a testing and research laboratory. Dr. Later has eighteen years experience in the chemicals industry and management of operations. He received his bachelor's degree in Chemistry in 1978 and a Ph.D. in analytical chemistry in 1982 from Brigham Young University.

     Wade L. Newman, CPA, 41, has been employed by the Company since February 1999 as the Company's Controller. Mr. Newman was Vice President and CFO, Secretary and Treasurer of Recovery Corporation from 1991 to 1999 and was with Ernst & Young from 1985 to 1991 having served as a Manager in the audit department. Mr. Newman received a Bachelor's degree in Accounting from Brigham Young University in 1985.

     (c)  SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

     Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's stock, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and persons who own more than ten percent of the Company's stock, are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company noted that all required forms, including amendments thereto, were timely filed during the past fiscal year, except Forms 4 were not timely filed for (1) Dr. John T. Day regarding a charitable gift of Common Stock of the Company for 8,000 shares made on or about December 30, 1999, (2) Mr. Duane W. Moss regarding a charitable gift made by him of 3,200 shares made on or about December 31, 1999 and (3) Mr. Nathan L. Wade regarding a purchase of 2,000 shares by his wife on or about September 9, 1999 and a disposition from trust of 136 shares on or about November 25, 1999. In each of the three cases regarding Form 4, a Form 5 was filed to correct the untimely filings. The failure to timely file was due to extended travel of the executives coupled with procedural oversight. The Company issues monthly reminders to each executive and director of the Company to help ensure timely filing of reports promulgated under Section 16(a) of the Exchange Act.

ITEM 11: EXECUTIVE COMPENSATION

     Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company and its affiliates paid to (i) the Chief Executive Officer and (ii) the other most highly compensated executive officers of the Company (the "Named Executive Officers").

COMPENSATION OF EXECUTIVE OFFICERS

     The following table summarizes compensation received by the Named Executive Officers of the Company for the three fiscal years ended December 31, 1999, 1998 and 1997.

                                                  Annual Compensation
                                                  -------------------
                                                                          Other Annual       All Other
                                         Salary            Bonus          Compensation      Compensation
Name and Position          Year            $                $(1)              $(2)              $(3)
------------------------   ----         -------           -------         ------------      ------------
Dr. John T. Day            1999         175,000           100,000            19,123            7,477
President and Chief        1998         120,000           132,000            20,601            3,600
Executive Officer          1997         120,000           125,500            16,049            3,600

Dr. Lex L. Udy             1999          52,154           100,000            43,720            1,538
Director and               1998         120,000            88,000            13,391            3,600
Consultant after           1997         120,000            80,000            10,691            3,700
retirment in 3/99

Duane W. Moss              1999         100,000            10,000            4,550             3,087
   CFO, General            1998          80,000            10,000            6,110             2,255
   Counsel and             1997          77,150            27,500            3,915             2,255
   Secretary


(1) Includes all cash and non-cash bonuses paid on a discretionary basis by the Board of Directors as recommended by the Compensation Committee. In the case of Dr. Day, the grant of a $100,000 bonus was not paid in 1999, but the right to payment is solely in the discretion of Dr. Day. In the case of Dr. Udy, the $100,000 bonus was paid in cash or benefits as follows:
     $32,426 was paid in 1999 and the balance was paid in January 2000.

(2) Includes life and disability insurance premiums and tax services paid on behalf of Dr. Day and medical reimbursement payments and personal mileage on company-owned vehicles on the part of the Named Executive Officers. Included in Dr. Udy's other Annual Compensation are board of director fees and consultant fees earned after retirement in March 1999.

(3) Includes matching contributions made by the company on behalf of the Named Executive Officers pursuant to the Mining Services International Profit Sharing 401(k) Plan (the "Plan").

OPTION GRANTS IN LAST FISCAL YEAR

     No individual grants of stock options or stock appreciation rights were made to the Named Executive Officers during the fiscal year ended December 31, 1999.

AGGREGATED OPTION/SAR EXERCISES AND FISCAL YEAR END OPTION/SAR VALUE

     The following table sets forth the aggregate value of unexercised options to acquire shares of the Common Stock held by the Named Executive Officers on December 31, 1999 and the value realized upon the exercise of options by the Named Executive Officers during the fiscal year ended December 31, 1999. There are no stock appreciation rights issued under the Plan.

                                                     Number of                     Value of Unexercised
                               Shares                Unexercised                   In-the-Money
                              Acquired               Options/SARs                  Options/SARs
                                 On        Value     At FY-End (#)                 at FY-End ($)(1)
Name                          Exercise    Realized   Exercisable/Unexercisable     Exercisable/Unexercisable
--------------------------    --------    --------   -------------------------     -------------------------
Dr. John T. Day                 None                   None                          None
President and Chief
Executive Officer

Duane W. Moss                   None                   36,566        66,415          $0.00             $0.00
(CFO and General Counsel)


(1) Reflects the difference between the exercise price of the options granted and the value of the Common Stock on December 31, 1999. The closing price of the Common Stock on December 31, 1999, as reported by NASDAQ was $3.00 per share. The options granted are subject to risks of forfeiture and a vesting schedule. In the case of Mr. Moss, 13,283 options may vest each year on the anniversary date of the option grant, subject to Board of Directors approval.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following tabulation shows as of April 28, 2000 the number of shares of the Company's common stock, par value $0.001, owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of the Company's voting securities, (b) Directors, (c) named Executive Officers and (d) all Officers and Directors of the Company as a group:

                                                           Amount and Natures of
                                                          Beneficial ownership (1)
                                                          ------------------------
Name and Address of Beneficial Owner                         Shares       Percent
E. Bryan Bagley                                           2,071,534(2)     27.7%
1470 Arlington Dr.
Salt Lake City, UT 84103

Dr. Lex L. Udy                                              560,906(3)      7.5%
4597 Ledgemont Drive
Salt Lake City, Utah 84124

Dr. John T. Day                                             566,304         7.6%
5 Dawn Hill
Sandy, Utah 84092

Edward N. Bagley Estate                                     583,280         7.8%
8987 St. Ives Drive
Los Angeles, California 90069

Nathan L. Wade                                              243,492(4)      3.3%
1207 South Main Street
Salt Lake City, Utah 84111

Stephen Fleischer                                             5,000         0.1%
2524 Maplewood Ave.
Chicago, IL 60646

(Table continued)

                                                           Amount and Natures of
                                                          Beneficial ownership (1)
                                                          ------------------------
Name and Address of Beneficial Owner                         Shares       Percent
Duane W. Moss                                                72,310(5)      1.0%
7952 So. Siesta Drive
Sandy, UT 84093

All Officers and Directors
as a group (8 persons)                                    1,471,347(6)     19.7%


(1) Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the Company's common stock beneficially owned by such person. The total number of outstanding shares included in the computation of percentages is 7,314,260 plus 152,981 options which are exercisable or become exercisable by executives and directors within 60 days.

(2) Includes 1,883,287 shares held by the BLA Irrevocable Investment Trust of which Mr. Bagley is a co-Trustee with his adult sister, Lisa Higley, who lives in Colorado. The voting power over the Trust shares is currently subject of a lawsuit in which the Company claims that the trust shares are subject to a voting agreement whereby the shares are voted by the management of the Company in proportion to the votes cast by the other shareholders of the Company.

(3) Includes shares owned solely by Dr. Udy's wife and shares in a family limited partnership.

(4) Includes shares held by a partnership of which Mr. Wade is a partner, shares held in an IRA account for the benefit of Mr. Wade's spouse and shares held by Mr. Wade's family members residing in his home; also included are 20,000 options currently exercisable by Mr. Wade.

(5) Includes options for 36,566 shares which are presently exercisable or will become exercisable within 60 days.

(6) Does not include shares controlled by Mr. Bagley as co-trustee of the BLA Irrevocable Investment Trust; however, includes 152, 981 shares which are currently exercisable or which become exercisable by the directors and executive officers of the Company within 60 days.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On April 10, 1998, the Company provided John T. Day a five-year loan of $75,000 at LIBOR 30-day rate plus 1% adjusted annually on the anniversary date. Interest is payable annually with principle due on the date of maturity. The loan is secured with shares of Company stock owned by Dr. Day.

Dr. Udy currently has a consultant agreement with the Company for technical services to be rendered on an "as needed" basis.

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


                                       Date: May 16, 2000


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


   Signatures                Capacity in Which Signed                   Date
------------------      ----------------------------------          ------------
/s/ Nathan L. Wade      Chairman of the Board of Directors          May 16, 2000
Nathan L. Wade


/s/ Lex L. Udy          Director                                    May 16, 2000
Lex L. Udy


/s/ John T. Day         President, Chief Executive Officer          May 16, 2000
John T. Day             and Director (Principal Executive Officer)


/s/ James Solomon       Director                                    May 16, 2000
James Solomon


/s/ Duane W. Moss       Chief Financial Officer, General            May 16, 2000
Duane W. Moss           Counsel and Secretary

/s/ Wade Newman         Controller                                  May 16, 2000
Wade Newman