Form 10QSB
period 2000-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 2000-05-17
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended March 31, 2000

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

                  Registrant's telephone number: (801) 233-6000

                           ---------------------------

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of May 9, 2000 was 7,314,260.

    -------------------------------------------------------------------------

                    Mining Services International Corporation

                                      Index



                                                                                               Page No.
                                                                                               --------


Part I     Financial Information

Item 1.       Consolidated Balance Sheet (Condensed) March 31, 2000 and                           1
              December 31, 1999.

              Consolidated Statement of Operations (Condensed) for the 2 three months ended March 31, 2000 and March 31, 1999.

              Consolidated Statement of Cash Flows (Condensed) for the 3 three months ended March 31, 2000 and March 31, 1999.

              Condensed Notes to the consolidated financial statements                            4

Item 2.       Management's Discussion and Analysis of Financial Condition                         5
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          6

Part II    Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                    6


PART I.  FINANCIAL INFORMATION

Financial Statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet (Condensed)
                      (In thousands, except share amounts)


                                                                             March 31, 2000            December 31,1999
           ASSETS                                                             (Unaudited)
           ------                                                            --------------            ----------------


Current assets:
     Cash                                                                  $                  6      $                975
     Receivables, net                                                                     7,261                     6,605
     Inventories                                                                          2,032                     1,807
     Prepaid expenses                                                                       126                       112
     Current portion of related party notes receivable                                      250                       250
                                                                           --------------------      --------------------

     Total current assets                                                                 9,675                     9,749

Investments in and advances to joint ventures                                            13,419                    12,736
Property, plant and equipment, net                                                        9,734                     9,165
Goodwill                                                                                  1,962                     2,018
Related party notes receivable                                                              633                       633
Other assets                                                                                225                       160
                                                                           --------------------      --------------------

                                                                           $             35,648      $             34,461
                                                                           ====================      ====================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                 $              2,901      $              2,257
     Current portion of long-term debt                                                      545                       473
                                                                           --------------------      --------------------

         Total current liabilities                                                        3,446                     2,730

Long-term debt                                                                            5,226                     4,475
Deferred income taxes                                                                     2,442                     2,408
                                                                           --------------------      --------------------

         Total liabilities                                                               11,114                     9,613
                                                                           --------------------      --------------------

Minority Interest                                                                           474                       497

Stockholders' equity:
     Common stock                                                                             7                         7
     Capital in excess of par value                                                       5,312                     5,312
     Cumulative foreign currency translation adjustments                                   (471)                     (381)
     Retained earnings                                                                   19,212                    19,413
                                                                           --------------------      --------------------

         Total stockholders' equity                                                      24,060                    24,351
                                                                           --------------------      --------------------

                                                                           $             35,648      $             34,461
                                                                           ====================      ====================


                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                  Consolidated Statement of Income (Condensed)
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                            3 months ended              3 months ended
                                                                                3/31/00                   3/31/99
                                                                           --------------------      --------------------

Revenues:
    Net sales                                                              $              6,474      $              6,369
    Royalties                                                                               224                       270
    Equity in earnings from joint ventures                                                  572                       902
    Other income                                                                             14                        25
                                                                           --------------------      --------------------

                                                                                          7,284                     7,566

Cost and expenses:
    Cost of sales                                                                         6,335                     6,082
    General administrative                                                                  987                       578
    Research and development                                                                159                        98
                                                                           --------------------      --------------------
                                                                                          7,481                     6,758
                                                                           --------------------      --------------------

Income/(loss) from operations                                                              (197)                      808

Other expenses, net                                                                          54                        69
                                                                           --------------------      --------------------

Income/(loss) before provision for income taxes                                            (251)                      739

Benefit/(provision) for income taxes                                                         28                      (251)
                                                                           --------------------      --------------------

Income/(loss) before minority interest                                                     (223)                      488

Minority interest                                                                           (23)                        -
                                                                           --------------------      --------------------


Net income/(loss)                                                          $               (200)     $                488
                                                                           ====================      ====================


Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,368,000
                                                                           ====================      ====================
    Diluted                                                                           7,314,000                 7,493,000
                                                                           ====================      ====================

Net income/(loss) per share
    Basic                                                                  $               (.03)     $                .07
                                                                           ====================      ====================
    Diluted                                                                $               (.03)     $                .07
                                                                           ====================      ====================








                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows (Condensed)
                                 (In thousands)
                                   (Unaudited)



                                                                              3 months ended              3 months ended
                                                                                  3/31/99                   3/31/99
                                                                           --------------------      --------------------


Cash flows from operating activities:
    Net income/(loss)                                                      $               (200)     $                488
    Adjustments to reconcile net income/(loss) to net cash
    provided by/(used in) operating activities:
       Depreciation and amortization                                                        391                       281
       Provision and reserves for loss on assets                                             25                         -
       Gain on disposal of equipment                                                        (13)                       (4)
       Distributed/(undistributed) earnings in joint ventures                              (586)                       73
       Deferred income taxes                                                                 34                         -
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                        (681)                     (688)
         (Increase) decrease in inventories                                                (225)                       44
         (Increase) decrease in prepaid expenses                                            (14)                      (55)
         (Increase) decrease in other assets                                                (65)                       (1)
         Increase (decrease) in accounts payable and accrued expenses                       644                       951
         Increase (decrease) in minority interest                                           (23)                        -
                                                                           --------------------      --------------------
             Net cash provided by/(used in) operating activities                           (713)                    1,089
                                                                           --------------------      --------------------

Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                               13                        47
     Purchase of plant and equipment                                                       (904)                     (829)
     Investment in joint ventures                                                          (187)                     (334)
                                                                           --------------------      --------------------
             Net cash used in investing activities                                       (1,078)                   (1,116)
                                                                           --------------------      --------------------

Cash flows from financing activities:
     Net proceeds from operating line of credit                                             975                        18
     Proceeds from issuance of long-term debt                                                 -                       250
     Payments on long-term debt                                                            (153)                     (319)
                                                                           --------------------      --------------------
         Net cash provided by/(used in) financing activities                                822                       (51)
                                                                           --------------------      --------------------

Net decrease in cash                                                                       (969)                      (78)

Cash, beginning of period                                                                   975                       314
                                                                           --------------------      --------------------
Cash, end of period                                                        $                  6      $                236
                                                                           ====================      ====================








                 See accompanying notes to financial statements

                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)



NOTE 1:  BASIS OF PRESENTATION

     The interim financial information for the three months ended March 31, 2000 included herein is unaudited and the December 31,1999 balance sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

     These consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently may not include all the disclosures normally required by the generally accepted accounting principles or those normally made in the annual 10-K filing

     The results of operations for the three-month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

     Because of the significance of investment by the Company in joint ventures ("JV" or "JVs") which are not consolidated, but are accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the Consolidated Revenue of the Company during the periods ending March 31, 2000 and 1999. As demonstrated in the schedule, the Company's consolidated Revenue includes its share of equity in earnings from JV's:


                     Non Consolidated                                    Amount            MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in        Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue        Revenue             Revenue
                     ----------------     -------------    ------     ------------       -------          ------------

1st Quarter 2000      $  5,912,000        $ 1,155,000        50%       $   586,000     $  6,698,000      $  7,284,000
1st Quarter 1999      $  7,501,000        $ 1,854,000        50%       $   927,000     $  6,639,000      $  7,566,000



     Note: MSI does not consolidate revenues from 50% or less controlled joint ventures

NOTE 3:   INVENTORIES


     Inventories at March 31, 2000 and December 31, 1999 have been recorded at the lower of cost or market, cost being determined on the first in first out
(FIFO) method. The composition of inventories at March 31, 2000 and December 31, 1999 are as follows:

                                                 March 31, 2000                   December 31, 1999
                                             ---------------------                -----------------

                   Raw Materials                  $   708,000                         $   737,000
                   Finished Goods                 $ 1,324,000                           1,070,000
                                             ---------------------                -------------------
                                                  $ 2,032,000                         $ 1,807,000
                                             =====================                ===================

NOTE 4:  EARNINGS PER SHARE

         The Company's net loss for the quarter ended March 31, 2000 has an antidilutive effect on the calculation of earnings per share. However, if the results of the quarter had produced net income instead of a net loss, the weighted number of shares outstanding on a diluted basis would be 7,316,000.

NOTE 5:  COMPREHENSIVE INCOME

         Comprehensive income or loss includes certain changes in equity not represented in net income or loss, including foreign currency translation adjustments. Due to a foreign currency translation adjustment of $90,000, the comprehensive loss for the quarter ended March 31, 2000 was $290,000.


     Item 2 Managements Discussion and Analysis of Financial Condition and
                              Results of Operations


Three-months ended March 31, 2000 vs. 1999
------------------------------------------

     Revenues decreased $282,000 or 4% in the first quarter of 2000 compared to the first quarter of 1999. This decrease was primarily due to the $330,000 decrease in equity in earnings from joint ventures. Beginning with the second quarter of 1999, contributions from Cyanco, the Companys joint venture in Nevada, have been hampered by depressed gold prices. Although, Cyanco has obtained increased market share, falling gold prices have had a significantly negative impact on the joint ventures margins. The drop in Cyancos operating results represent the majority of the decrease in equity in earnings from joint ventures. While management believes that Cyanco may experience continued margin pressure if gold prices remain depressed and raw material prices increase, it believes that Cyanco is well positioned for the long-term with strategic contracts already in place.

     Net sales for explosives decreased 2% or $105,000 for the three months ended March 31, 2000, as compared to the same period in 1999. However, net revenues from the Companys western division decreased nearly $1 million for the period as one of the Companys customers completed a large dam project during the second quarter of 1999. By entering into a drilling and blasting (D&B) joint venture in Tennessee in September 1999, the Company was able to offset the majority of the decrease in net sales. However, the start-up phase of the D&B joint venture did not provide as much net contribution to income from operations as compared to the California dam project, which is reflected in the 2.4% decrease of gross margin between net sales and cost of sales during the current period compared to the same period in 1999. The Companys foreign trading subsidiary, MSI Chemicals, had a $526,000 decrease in revenue due to a large ammonium nitrate sale in the first quarter of 1999 which was not repeated in the first quarter of 2000. This decrease in revenues was offset by a $590,000 increase in the revenues of Green Mountain Explosives (GME) for the three months ended March 31, 2000 as compared to the three months ended March 31, 1999.

     Even though an increase in the net contribution to the Companys operations by GME was $125,000 when comparing the first quarter of 2000 to the first quarter of 1999, the first quarter operating results of both GME and TBS reflect lower than average projected results due to the influence of the weather-sensitive construction cycle. Predictably, the first and fourth quarters represent the bottom of the construction cycle while the second and third quarters normally have drier weather when increased revenues are experienced. Management believes that GME and TBS will provide significant contribution to the Company in the second and third quarters of 2000.

     The $409,000 increase in general administrative expenses for the period is primarily attributable to the consolidation of the Tennessee Drilling and Blasting Services, L.L.C. (TBS) general administrative expenses of $205,000, a $42,000 increase in the general administrative expenses of GME, a $72,000 increase in administrative wages, and a $25,000 increase in director fees. During the first quarter of 1999, the Company was able to offset some of its research and development costs with revenues generated from product testing. No such testing occurred in the first quarter of 2000; accordingly, research and development costs increased $61,000 or 62% for the three months ended March 31, 2000 compared to the three-month period ended March 31, 1999.

     As a result of the decrease in revenues of $282,000 combined with an increase in expenses of $723,000, income from operations for the three-month period ended March 31, 1999 of $808,000 decreased $1,005,000 to a loss from operations of $197,000 for the three-month period ended March 31, 2000. Other expenses decreased $15,000 or 22% as compared to the same period in the prior year. As a result of the decrease in income before taxes as compared to the prior period, income taxes decreased $279,000 or 111% from an expense of $251,000 for the quarter ended March 31, 1999 to a benefit of $28,000 for the quarter ended March 31, 2000. The effective tax benefit rate of 11% for the three-month period ended March 31, 2000 differs from the statutory expense rate of 34% primarily due to permanent differences in book and tax accounting resulting from the disallowance of certain expenses for tax purposes. As a result of the consolidation of TBS in September 1999, the Company recognized the minority interest in the first quarter loss of TBS of $23,000.


Liquidity and Capital Resources
-------------------------------

     The current ratio decreased from 3.57 to 1 as of December 31, 1999 to 2.81 to 1 as of March 31, 2000. The decrease in the current ratio was primarily attributable to the use of cash to fund the acquisition of plant and equipment in the first quarter of 2000. In addition, proceeds from the line of credit were used to fund working capital needs primarily due to an increase in the undistributed earnings of joint ventures of $586,000. The $681,000 increase in accounts receivable largely consists of an increase in the accounts receivable of TBS and GME of $659,000 and $231,000, respectively. These increases are partially offset by a decrease in the accounts receivable of the Companys wholly-owned subsidiary Central Asia Chemical (CAC) of $392,000, which received payment by the Companys Uzbekistan joint venture of amounts owed to CAC for previous raw material shipments. Management is hopeful that CAC should continue receiving payments since U.S. dollar conversion for raw material purchases has been approved for Turon-MSI by the Uzbekistan government. Increased operating activity from TBS and GME affected accounts payable in a manner similar to the affect on accounts receivable. A majority of the increase in Investments in and Advances to Joint Ventures between December 31, 1999 and March 31, 2000 comes from an increase in the undistributed earnings of Joint Ventures. The $904,000 purchase of plant and equipment during the three months ended March 31, 2000 consists primarily of the acquisition of two drills by TBS of $503,000 and the continued construction of the accessories plant line of OBrien Design Associates of $275,000.

     The Company had $3,340,000 owing on its line of credit at March 31, 2000, which was as much of the line as the Company had utilized of its line of credit during the first quarter of 2000. Interest expense related to the line of credit was $52,000 for the period compared to $8,000 of interest expense for the same period in 1999.

     The Company anticipates being oriented toward investment in the current industry consolidation and therefore may need to obtain additional capital resources to fund such an investment strategy. Additionally, as the working capital requirements for the operations of GME, TBS, and the Companys joint ventures in Russia and Colombia begin to expand, the Company may need to increase its lines of credit and obtain long-term financing against certain of the Companys assets, or liquidate certain assets.

       Item 3 Quantitative and Qualitative Disclosures About Market Risk


     The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures and sells some of its products in Colombia, Ghana, Uzbekistan and Canada. It also purchases products for raw materials and for resale from additional foreign markets such as Australia and India. In addition, the Company licenses its technology in other foreign countries such as South Africa, India, Korea and Namibia. Approximately 14% of the Companys consolidated revenue is generated from foreign markets; however, as explained in the Significant Accounting Policies, the Companys sales in joint ventures are not reported in consolidated revenues and the percentage of the Companys business in foreign countries will likely remain significant. The Company manages its risk of foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and by maintaining hard currency accounts to which dollar denominated contracts are credited. Most of the sales and purchase contracts are denominated in U.S. dollars except in Ghana and Uzbekistan where the investments have now been written-off, though operations continue. None of the license royalty payment obligations are denominated in U.S. dollars and are thus subject to the risks of currency rate changes. All excess cash balances are immediately transferred to U.S. dollar accounts to the extent possible. Option contracts to hedge foreign currency transactions are not used by the Company. The Company does not enter into derivative contracts for trading in speculative purposes. Changes in the currency rate are not expected to have a material impact on the Companys results of operations currently. However, once the Companys joint venture in Kovdor, Russia begins operations, sales contracts will be paid in local currency, though pegged to a dollar denominated price. It is likely that sales receipts and leasing contract receipts may be subject to significant time delay in converting them from local currency to U.S. dollars. Accordingly, equity in earnings from that joint venture may be subjected to more currency exchange risk than is expected by the Company in other foreign joint ventures. It is not expected that currency rate hedging transactions will be used in 2000.

     The Companys cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates are adjusted to market conditions. Changes in the market rate effects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on the Company s results of operations.


PART II.  OTHER INFORMATION


Item 6:    Exhibits and Reports on Form 8-K

     In January 2000, an action styled as BLA Investment Irrevocable Trust, by and through Bryan Bagley and Lisa Higley, Trustees, Plaintiffs, vs. Mining Services International Corporation, a Utah corporation, and John T. Day, Lex Udy, Nathan L. Wade and Steven Fleischer, Defendants, was filed in the Third Judicial District Court for Salt Lake County, Utah. As a result, a Form 8-K was filed on January 20, 2000 disclosing details of this legal action. No additional exhibits have been filed as part of this report.

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MINING SERVICES INTERNATIONAL CORPORATION
                                     -----------------------------------------
                                                  (Registrant)





  May 12, 2000                             /s/ Duane W. Moss
  ------------                             -----------------
     (Date)                                Duane W. Moss
                                           Chief Financial Officer and Secretary


  May 12, 2000                             /s/ Wade L. Newman
  ------------                             ------------------
     (Date)                                Wade L. Newman
                                           Controller

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     MINING SERVICES INTERNATIONAL CORPORATION
                                     -----------------------------------------
                                                  (Registrant)





  May 12, 2000                             /s/ Duane W. Moss
  ------------                             -----------------
     (Date)                                Duane W. Moss
                                           Chief Financial Officer and Secretary