Form 10-Q
period 2000-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 2000-08-15
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended June 30, 2000

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

                           ---------------------------

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of August 9, 2000 was 7,314,260.

    -------------------------------------------------------------------------

                    Mining Services International Corporation

                                      Index


                                                                                               Page No.
                                                                                               --------

Part I     Financial Information

Item 1.       Consolidated Balance Sheet (Condensed) June 30, 2000 and                            1
              December 31, 1999.

              Consolidated Statement of Operations (Condensed) for the                            2
              three months ended June 30, 2000 and June 30, 1999.

              Consolidated Statement of Operations (Condensed) for the                            3
              six months ended June 30, 2000 and June 30, 1999.

              Consolidated Statement of Cash Flows (Condensed) for the                            4
              six months ended June 30, 2000 and June 30, 1999.

              Condensed Notes to the consolidated financial statements                            5

Item 2.       Management's Discussion and Analysis of Financial Condition                         6
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          8

Part II    Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                    8


PART I.  FINANCIAL INFORMATION

Financial Statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet (Condensed)
                      (In thousands, except share amounts)



                                                                              June 30, 2000            December 31,1999
           ASSETS                                                               (Unaudited)
           ------                                                            -------------            -----------------

Current assets:
     Cash                                                                  $                780      $                975
     Receivables, net                                                                     9,159                     6,605
     Inventories                                                                          2,259                     1,807
     Prepaid expenses                                                                       204                       112
     Current portion of related party notes receivable                                      250                       250
                                                                           --------------------      --------------------

     Total current assets                                                                12,652                     9,749

Investments in and advances to joint ventures                                            12,991                    12,736
Property, plant and equipment, net                                                        9,983                     9,165
Goodwill                                                                                  1,906                     2,018
Related party notes receivable                                                              633                       633
Other assets                                                                                132                       160
                                                                           --------------------      --------------------

                                                                           $             38,297      $             34,461
                                                                           ====================      ====================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                 $              4,902      $              2,257
     Current portion of long-term debt                                                      287                       473
                                                                           --------------------      --------------------

         Total current liabilities                                                        5,189                     2,730

Long-term debt                                                                            6,052                     4,475
Deferred income taxes                                                                     2,442                     2,408
                                                                           --------------------      --------------------

         Total liabilities                                                               13,683                     9,613
                                                                           --------------------      --------------------

Minority interest                                                                           368                       497

Stockholders' equity:
     Common stock                                                                             7                         7
     Capital in excess of par value                                                       5,312                     5,312
     Cumulative foreign currency translation adjustments                                   (524)                     (381)
     Retained earnings                                                                   19,451                    19,413
                                                                           --------------------      --------------------

         Total stockholders' equity                                                      24,246                    24,351
                                                                           --------------------      --------------------

                                                                           $             38,297      $             34,461
                                                                           ====================      ====================



                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                  Consolidated Statement of Income (Condensed)
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                              3 months ended              3 months ended
                                                                                  6/30/00                   6/30/99
                                                                              --------------              --------------

Revenues:
    Net sales                                                              $             10,043      $              6,658
    Royalties                                                                               279                       234
    Equity in earnings from joint ventures                                                  469                       544
    Other income                                                                             15                        26
                                                                           --------------------      --------------------

                                                                                         10,806                     7,462

Cost and expenses:
    Cost of sales                                                                         9,282                     6,430
    General administrative                                                                1,114                       689
    Research and development                                                                164                       258
                                                                           --------------------      --------------------
                                                                                         10,560                     7,377
                                                                           --------------------      --------------------

Income/(loss) from operations                                                               246                        85

Other income/(expenses), net                                                                (65)                       17
                                                                           --------------------      --------------------

Income before provision for income taxes                                                    181                       102

Provision for income taxes                                                                   49                        35
                                                                           --------------------      --------------------

Income before minority interest                                                             132                        67

Minority interest in (income)/loss of subsidiaries                                          106                         -
                                                                           --------------------      --------------------


Net income                                                                 $                238      $                 67
                                                                           ====================      ====================


Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,336,000
                                                                           ====================      ====================
    Diluted                                                                           7,316,000                 7,384,000
                                                                           ====================      ====================

Net income/(loss) per share
    Basic                                                                  $                .03      $                .01
                                                                           ====================      ====================
    Diluted                                                                $                .03      $                .01
                                                                           ====================     =====================





                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                  Consolidated Statement of Income (Condensed)
                      (In thousands, except share amounts)
                                   (Unaudited)



                                                                              6 months ended             6 months ended
                                                                                  6/30/00                   6/30/99
                                                                              --------------             --------------

Revenues:
    Net sales                                                              $             16,517      $             13,027
    Royalties                                                                               503                       504
    Equity in earnings from joint ventures                                                1,041                     1,446
    Other income                                                                             29                        51
                                                                           --------------------      --------------------

                                                                                         18,090                    15,028

Costs and expenses:
    Cost of sales                                                                        15,617                    12,512
    General administrative                                                                2,101                     1,267
    Research and development                                                                323                       356
                                                                           --------------------      --------------------

                                                                                         18,041                    14,135
                                                                           --------------------      --------------------

Income from operations                                                                       49                       893

Other income/(expense), net                                                                (119)                      (52)
                                                                           --------------------      --------------------


Income/(loss) before provision for income taxes and minority interest                       (70)                      841

Provision for income taxes                                                                   21                       286
                                                                           --------------------      --------------------

Income/(loss) before minority interest                                                      (91)                      555

Minority interest in (income)/loss of subsidiaries                                          129                         -
                                                                           --------------------      --------------------

Net income                                                                 $                 38      $                555
                                                                           ====================      ====================

Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,368,000
                                                                           ====================      ====================
    Diluted                                                                           7,316,000                 7,384,000
                                                                           ====================      ====================

Earnings per common share
    Basic                                                                  $                .01      $                .08
                                                                           ====================      ====================
    Diluted                                                                $                .01      $                .08
                                                                           ====================      ====================





                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows (Condensed)
                                 (In thousands)
                                   (Unaudited)



                                                                             6 months ended              6 months ended
                                                                                  6/30/00                   6/30/99
                                                                             --------------              ---------------


Cash flows from operating activities:
    Net income                                                             $                 38      $                555
    Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
       Depreciation and amortization                                                        777                       602
       Provision and reserves for loss on assets                                             87                         -
       Gain on disposal of equipment                                                         (1)                       (8)
       Distributed/(undistributed) earnings in joint ventures                               (41)                      554
       Deferred income taxes                                                                 34                         -
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                      (2,641)                      820
         (Increase) decrease in inventories                                                (452)                      115
         (Increase) decrease in prepaid expenses                                            (92)                       74
         (Increase) decrease in other assets                                                 28                       102
         Increase (decrease) in accounts payable and accrued expenses                     2,645                    (1,349)
         Increase (decrease) in minority interest                                          (129)                        -
                                                                           --------------------      --------------------

              Net cash provided by/(used in) operating activities                           253                     1,465
                                                                           --------------------      --------------------

Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                               13                        59
     Payments received on notes receivable                                                    -                       100
     Purchase of plant and equipment                                                       (858)                   (1,462)
     Increase in notes receivable                                                             -                       (58)
     Investment in joint ventures                                                          (357)                     (898)
                                                                           --------------------      --------------------
         Net cash used in investing activities                                           (1,202)                   (2,259)
                                                                           --------------------      --------------------

Cash flows from financing activities:
     Retirement of common stock                                                               -                      (131)
     Net proceeds from operating line of credit                                           1,044                     1,099
     Proceeds from issuance of long-term debt                                                 -                       250
     Payments on long-term debt                                                            (290)                     (372)
                                                                           --------------------      --------------------
         Net cash provided by/(used in) financing activities                                754                       846
                                                                           --------------------      --------------------

Net increase/(decrease) in cash                                                            (195)                       52

Cash, beginning of period                                                                   975                       314
                                                                           --------------------      --------------------

Cash, end of period                                                        $                780      $                366
                                                                           ====================      ====================






                 See accompanying notes to financial statements

                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended June 30, 2000 and for the six months ended June 30, 2000 included herein is unaudited and the December 31,1999 balance sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         These consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently may not include all the disclosures normally required by the generally accepted accounting principles or those normally made in the annual 10-K filing

         The results of operations for the three-month period ended June 30, 2000 and the six month period ended June 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the significance of investment by the Company in joint ventures ("JV" or "JV's") which are not consolidated, but are accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the consolidated revenue of the Company during the periods ending June 30, 2000 and 1999. As demonstrated in the schedule, the Company's consolidated revenue includes its share of equity in earnings from
JV's:


                     Non Consolidated                                    Amount          MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in      Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue      Revenue              Revenue
                     ----------------     -------------    ------     ------------     --------         -------------

  6 Months 2000..........$11,620,000       $2,082,000        50%        $1,041,000      $17,049,000       $18,090,000
  6 Months 1999..........$11,938,000       $2,892,000        50%        $1,446,000      $13,582,000       $15,028,000

  3 Months 2000..........$ 5,708,000       $  938,000        50%        $  469,000      $10,337,000       $10,806,000
  3 Months 1999..........$ 5,166,000       $1,088,000        50%        $  544,000      $ 6,918,000       $ 7,462,000

    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures


NOTE 3:   INVENTORIES


         Inventories at June 30, 2000 and December 31, 1999 have been recorded at the lower of cost or market, cost being determined on the first in first out
(FIFO) method. The composition of inventories at June 30, 2000 and December 31, 1999 are as follows:

                                   June 30, 2000              December 31, 1999
                                  ---------------------       -----------------
     Raw Materials                   $  701,000                  $   737,000
     Finished Goods                   1,558,000                    1,070,000
                                  ---------------------        ----------------
                                     $2,259,000                   $1,807,000
                                  =====================        ================

NOTE 4:  COMPREHENSIVE INCOME

         Comprehensive income or loss includes certain changes in equity not represented in net income or loss, including foreign currency translation adjustments. The following table illustrates the effect of comprehensive income for the respective periods ended June 30, 2000 and 1999:


                                                           Foreign Currency
                                                              Translation                  Comprehensive
                                   Net Income                 Adjustment                 Net Income/(Loss)
                                   ----------              ----------------              -----------------

  6 Months 2000.................... $ 38,000                    ($143,000)                 ($105,000)
  6 Months 1999.....................$555,000                    ($167,000)                  $388,000

  3 Months 2000.....................$238,000                    ($ 53,000)                  $185,000
  3 Months 1999.................... $ 67,000                    ($167,000)                 ($100,000)


NOTE 5:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the six-month period ended June 30, 2000, the Company purchased $637,000 of equipment with debt.



       Item 2 Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Three-months ended June 30, 2000 vs. 1999
-----------------------------------------

         Revenues increased $3.3 million or 45% during the three months ended June 30, 2000 as compared to the three months ended June 30, 2000 primarily as a result of the $3.4 million or 51% increase in net sales over the same period. The increase in net sales consists primarily of a $348,000 or 71% increase in the revenues of the Company's West Virginia packaged emulsion plant, an $846,000 or 31% increase in the revenues of Green Mountain Explosives, Inc. ("GME"), a $321,000 or 205% increase in the foreign trading revenues of MSI Chemicals Ltd. ("MSIC"), and a $1.9 million increase in the revenues of the Company's drilling and blasting joint venture, Tennessee Blasting Services, L.L.C. ("TBS"), which was formed in September 1999. The increase in revenue at the West Virginia packaged emulsion plant reflects a stronger demand for the plant's product by both GME and TBS as GME has increased sales to its core customers in addition to capturing new accounts through its marketing efforts, and as TBS is consolidated into the Company beginning September of 1999.

         Gross margin on net sales increased from 3.4% during the second quarter of 1999 to 7.6% during the second quarter of 2000 primarily due to a $238,000 increase in contribution from the Company's North American explosives operations, led by the improved performance of GME, the Company's West Virginia packaged emulsion plant, and its Canadian bulk explosives operation. The improvement in these operations results primarily from an increase in volumes and better utilization of plant capacity. Similarly, the Company's Colombian explosives joint venture, Cayman Mining Services Limited ("CMS"), increased its contribution to the Company for the three month period ended June 30, 2000 compared to the second quarter of 1999 as production and sales has more than doubled. The Company expects the contribution from GME and CMS to remain strong during the remainder of the year due to GME's increased market share and due to the expectation that demand by the customers of CMS should continue to increase to production levels experienced in 1997 and 1998. Additionally, the Company expects improved contribution from TBS and from Eastern Mining Services Ltd. ("EMS"), its JV in Kovdor, Russia, in the final six months of 2000 as TBS stabilizes its rapid growth and market share acquisition into profitable operations and as EMS reaches full production in the second half of 2000.

         General administrative expenses increased during the three-month period ended June 30, 2000 by $425,000 or 62% compared to the three-month period ended June 30, 1999. Approximately 65% of the increase during the second quarter of 2000 is the result of the consolidation of TBS beginning in September of 1999. The balance of the increase in general administrative expenses consists primarily of a $110,000 increase in legal expenses principally related to the Company's defense of an action brought by the BLA Investment Irrevocable Trust ("BLA Trust"), and by a $37,000 increase in director fees. It is expected that legal fees incurred to defend against the BLA Trust action will decrease in light of the settlement that was reached between the parties in June of 2000. Research and development costs decreased $94,000 or 36% during the three-month period ended June 30, 2000 as compared to the three-month period ended June 30, 1999, the decreases consisted of reduced wages and travel expenses.

         Consequently, the improvement in gross margin provided more than an offset to the increase in general administrative expenses resulting in an increase in income from operations of $161,000 or 189% during the quarter ended June 30, 2000 compared to the quarter ended June 30, 1999.

         Although the Company had other income of $17,000 during the second quarter of 1999, increased use of its lines of credit during the three-month period ended June 30, 2000 resulted in additional interest expense, the primary component of other expense, which increased to $65,000 for the second quarter ended June 30, 2000.


Six-months ended June 30, 2000 vs. 1999
---------------------------------------

         Similar to the three-month period ended June 30, 2000, revenue for the six-month period ended June 30, 2000 increased $3.1 million compared to the six-month period ended June 30, 1999. The increase consists primarily of a $3.5 million increase in net sales along with a $405,000 decrease in the equity earnings of unconsolidated subsidiaries.

         TBS accounted for $3.3 million of the increase in net sales during the current period as a consequence of its consolidation into MSI effective September 1999, while GME accounted for $1.4 million of the increase through the expanded sales effort. The Company's West Virginia packaged emulsion plant accounted for approximately $500,000 of the increase correlating to the increase in demand for its product from GME and TBS. Offsetting these increases was an $830,000 decrease in the net sales of the Company's Western Division resulting primarily from the completion by one of the Company's customers of a California dam project near the end of the second quarter of 1999. As an additional offset to the increase in net sales, the Company was not able to completely replace the revenues of its international trading and development efforts during the six months ended June 30, 1999 resulting in a $405,000 decrease in net sales for the six-month period ended June 30, 2000.

         The decrease in equity in earnings of unconsolidated subsidiaries is primarily the result of a 38% decrease in the equity in earnings of Cyanco Company (Cyanco) during the six months ended June 30, 2000 compared to the same period in 1999. This decrease from Cyanco was partially offset by the $112,000 increase in equity in earnings from CMS for the six-month period ended June 30, 2000 compared to the six-month period ended June 30, 1999 due to the increased demand from CMS's Colombian customers.

         Income from operations decreased $844,000 from $893,000 for the six months ended June 30, 1999 to $49,000 for the six months ended June 30, 2000. This decrease was caused primarily by the decrease in contribution from the Company's Western Division and the decrease in contribution from Cyanco for the first six months of 2000 compared to the first six months of 1999. The decrease in the contribution from the Western Division is a reflection of the tightening margins in the North American bulk explosives market as the market enters into a period of consolidation. Cyanco's decrease in contribution correlates to record low gold prices.

         Other expenses increased $67,000 or 129% from $52,000 for the six months ended June 30, 1999 to $119,000 for the six months ended June 30, 2000 as a result of increased use of the Company's lines of credit.

Liquidity and Capital Resources
-------------------------------

         The Company continues to maintain a strong balance sheet with a current ratio of 2.44 to 1 and a ratio of total liabilities to equity of 0.56 to 1 as of June 30, 2000. However, the current ratio decreased from 3.57 to 1 as of December 31, 1999 to 2.44 to 1 as of June 30, 2000 as a result of the marginal operating performance of the Company during the same period. During the six months ended June 30, 1999, the Company had generated $1.2 million more in cash flow from its operations than it did for the same period in 2000, thus requiring additional usage of its lines of credit to fund working capital needs. Accounts receivable increased during the first six months of 2000 primarily due to the increased sales during the same period by GME and TBS. However, the Company has reduced the account receivable from its Uzbekistan JV from $817,000 at December 31, 1999 to $247,000 as of June 30, 2000 as a result of the approval of U.S. dollar conversion by the Uzbekistan government beginning in February of 2000.

         Of the nearly $1.5 million in plant and equipment purchases made by the Company during the first six months of 2000, purchases made by TBS represented $672,000 of the total funded almost entirely from the proceeds of long-term debt issued during the same period. Approximately $518,000 of the remaining purchases of plant and equipment during the first six months of 2000 consisted of the continued construction of the accessories plant line of O'Brien Design Associates.

         The Company had $3,920,000 owing on its line of credit at June 30, 2000. The Company had utilized up to $4,077,000 of its line of credit during the first six months of 2000. Interest expense related to the line of credit was $74,000 for the period compared to $22,000 of interest expense for the same period in 1999.

         The Company anticipates being oriented toward investment in the current industry consolidation and therefore may need to obtain additional capital resources to fund such an investment strategy. As sales increase, the Company expects to be able to fund additional working capital needs through cash flows.


        Item 3 Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures and sells some of its products in Colombia, Ghana, Uzbekistan and Canada. It also purchases products for raw materials and for resale from additional foreign markets such as Australia and India. In addition, the Company licenses its technology in other foreign countries such as South Africa, India, Korea and Namibia. Approximately 14% of the Company's consolidated revenue is generated from foreign markets; however, as explained in the Significant Accounting Policies, the Company's sales in joint ventures are not reported in consolidated revenues and the percentage of the Company's business in foreign countries will likely remain significant. The Company manages its risk of foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and by maintaining hard currency accounts to which dollar denominated contracts are credited. Most of the sales and purchase contracts are denominated in U.S. dollars except in Ghana and Uzbekistan where the investments have now been written-off, though operations continue. Certain license royalty payment obligations are not denominated in U.S. dollars and are thus subject to the risks of currency rate changes. All excess cash balances are immediately transferred to U.S. dollar accounts to the extent possible. Option contracts to hedge foreign currency transactions are not used by the Company. The Company does not enter into derivative contracts for trading in speculative purposes. Changes in the currency rate are not expected to have a material impact on the Company's results of operations currently. However, now that the Company's joint venture in Kovdor, Russia has begun operations, sales contracts will be paid in local currency, though pegged to a dollar denominated price. It is likely that sales receipts and leasing contract receipts may be subject to significant time delay in converting them from local currency to U.S. dollars. Accordingly, equity in earnings from that joint venture may be subjected to more currency exchange risk than is expected by the Company in other foreign joint ventures. It is not expected that currency rate hedging transactions will be used in 2000.

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


PART II.  OTHER INFORMATION


Item 1:  Legal Proceedings

         A settlement agreement was reached on June 9, 2000 in the action brought against the Company by the BLA Trust as disclosed in an 8-K filing in January, 2000 and in the 10-Q filed for the first quarter of 2000. The settlement agreement effectively amends certain aspects of the claims against the Company and the named defendant directors. In addition, the proceedings of both parties will be discontinued for a period of time in order to work out an arrangement to allow the BLA Trust to vote its shares.

Item 6:  Exhibits and Reports on Form 8-K

         1.  Exhibits:

                            27    Financial Data Schedule

         2.  Reports on Form 8K:

                            No  reports  on  Form 8K  have been filed during the
             quarter ended June 30, 2000.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MINING SERVICES INTERNATIONAL CORPORATION
                                  -----------------------------------------
                                                (Registrant)





         August 11, 2000                      /s/ Duane W. Moss
         ---------------                      ----------------------------------
              (Date)                          Duane W. Moss
                                              Chief Legal Officer and Secretary





         August 11, 2000                      /s/ Wade L. Newman
         ---------------                      ----------------------------------
              (Date)                          Wade L. Newman
                                              Chief Financial Officer

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    MINING SERVICES INTERNATIONAL CORPORATION
                                    -----------------------------------------
                                                 (Registrant)




         August 11, 2000                      /s/
         ------------------                   ----------------------------------
             (Date)                           Duane W. Moss
                                              Chief Legal Officer and Secretary





         August 11, 2000                      /s/
         ------------------                   ----------------------------------
              (Date)                          Wade L. Newman
                                              Chief Financial Officer