Form 10-Q
period 2000-09-30
MINING SERVICES INTERNATIONAL CORP/
filed 2000-11-14
CIK 356342

______________________________________________________________________

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           __________________________

                                    FORM 10-Q
(Mark One)
         [ X ]      Quarterly  Report  Pursuant  to  Section  13 or 15(d) of the
               Securities Exchange act of 1934 For the quarterly period ended September 30, 2000

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

                           ___________________________

     Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


The number of shares outstanding of the registrant's par value $0.001 Common Stock as of November 8, 2000 was 7,314,260.

    _________________________________________________________________________


                    Mining Services International Corporation

                                      Index


                                                                                               Page No.
Part I     Financial Information

Item 1.       Consolidated Balance Sheet (Condensed) September 30, 2000 and                      1
              December 31, 1999.

              Consolidated Statement of Operations (Condensed) for the                            2
              three months ended September 30, 2000 and September 30, 1999.

              Consolidated Statement of Operations (Condensed) for the                            3
              nine months ended September 30, 2000 and September 30, 1999.

              Consolidated Statement of Cash Flows (Condensed) for the                            4
              nine months ended September 30, 2000 and September 30, 1999.

              Condensed Notes to the consolidated financial statements                            5

Item 2.       Management's Discussion and Analysis of Financial Condition                         6
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          8

Part II    Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                    8

PART I.  FINANCIAL INFORMATION

Financial Statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet (Condensed)
                      (In thousands, except share amounts)


                                                                          September 30, 2000          December 31,1999
           ASSETS                                                             (Unaudited)
                                                                           ____________________       ___________________
Current assets:
     Cash                                                                  $                872      $                975
     Receivables, net                                                                     8,008                     6,605
     Inventories                                                                          2,227                     1,807
     Prepaid expenses                                                                       139                       112
     Current portion of related party notes receivable                                      133                       250
                                                                           ____________________       ___________________
     Total current assets                                                                11,379                     9,749

Investments in and advances to joint ventures                                            13,764                    12,736
Property, plant and equipment, net                                                       10,281                     9,165
Goodwill                                                                                  1,850                     2,018
Related party notes receivable                                                            1,250                       633
Other assets                                                                                128                       160
                                                                           ____________________       ___________________
                                                                            $            38,652        $           34,461
                                                                           ====================       ===================
     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses                                  $             5,087        $            2,257
     Current portion of long-term debt                                                    4,532                       473
                                                                           ____________________       ___________________
         Total current liabilities                                                        9,619                     2,730

Long-term debt                                                                            1,696                     4,475
Deferred income taxes                                                                     2,722                     2,408
                                                                           ____________________       ___________________
         Total liabilities                                                               14,037                     9,613
                                                                           ____________________       ___________________
Minority interest                                                                           154                       497

Stockholders' equity:
     Common stock                                                                             7                         7
     Capital in excess of par value                                                       5,312                     5,312
     Cumulative foreign currency translation adjustments                                   (587)                     (381)
     Retained earnings                                                                   19,729                    19,413
                                                                           ____________________       ___________________

         Total stockholders' equity                                                      24,461                    24,351
                                                                           ____________________       ___________________
                                                                            $            38,652        $           34,461
                                                                           ====================       ===================

                 See accompanying notes to financial statements


                    MINING SERVICES INTERNATIONAL CORPORATION
                  Consolidated Statement of Income (Condensed)
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                           3 months ended              3 months ended
                                                                                9/30/00                   9/30/99
                                                                           ____________________       ___________________
Revenues:
    Net sales                                                                $           10,427       $             6,567
    Royalties                                                                               227                       217
    Equity in earnings from joint ventures                                                  732                       460
    Other income                                                                             14                         0
                                                                             __________________       ___________________
                                                                                         11,400                     7,244
                                                                             __________________       ___________________
Cost and expenses:
    Cost of sales                                                                         9,870                     6,172
    General administrative                                                                1,078                       785
    Research and development                                                                172                       230
                                                                             __________________       ___________________
                                                                                         11,120                     7,187
                                                                             __________________       ___________________

Income from operations                                                                      280                        57

Other expense, net                                                                           78                        44
                                                                             __________________       ___________________

Income before provision for income taxes                                                    202                        13

Benefit/(provision) for income taxes                                                       (139)                       52
                                                                             __________________       ___________________

Income before minority interest                                                              63                        65

Minority interest in loss of subsidiaries                                                   215                        11
                                                                             __________________       ___________________

Net income                                                                   $              278       $                76
                                                                             ==================       ===================

Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,331,000
                                                                             ==================       ===================
    Diluted                                                                           7,316,000                 7,395,000
                                                                             ==================       ===================

Net income per share
    Basic                                                                    $              .04       $               .01
                                                                             ==================       ===================
    Diluted                                                                  $              .04       $               .01
                                                                             ==================       ===================



                 See accompanying notes to financial statements


                    MINING SERVICES INTERNATIONAL CORPORATION
                  Consolidated Statement of Income (Condensed)
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                              9 months ended              9 months ended
                                                                                  9/30/00                    9/30/99
                                                                             __________________       ___________________
Revenues:
    Net sales                                                                $           26,944        $           19,593
    Royalties                                                                               730                       721
    Equity in earnings from joint ventures                                                1,773                     1,932
    Other income                                                                             43                        26
                                                                             __________________       ___________________
                                                                                         29,490                    22,272
                                                                             __________________       ___________________
Costs and expenses:
    Cost of sales                                                                        25,486                    18,684
    General administrative                                                                3,179                     2,052
    Research and development                                                                495                       586
                                                                             __________________       ___________________
                                                                                         29,160                    21,322
                                                                             __________________       ___________________
Income from operations                                                                      330                       950

Other expense, net                                                                          198                        96
                                                                             __________________       ___________________
Income before provision for income taxes and minority interest                              132                       854

Provision for income taxes                                                                 (159)                     (234)
                                                                             __________________       ___________________
Income/(loss) before minority interest                                                      (27)                      620

Minority interest in loss of subsidiaries                                                   344                        11
                                                                             __________________       ___________________
Net income                                                                   $              317       $               631
                                                                             ==================       ===================
Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,331,000
                                                                             ==================       ===================
    Diluted                                                                           7,316,000                 7,395,000
                                                                             ==================       ===================
Earnings per common share
    Basic                                                                    $              .04        $              .09
                                                                             ==================       ===================
    Diluted                                                                  $              .04        $              .09
                                                                             ==================       ===================



                 See accompanying notes to financial statements


                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows (Condensed)
                                 (In thousands)
                                   (Unaudited)


                                                                           9 months ended              9 months ended
                                                                                9/30/00                   9/30/99


Cash flows from operating activities:
    Net income                                                            $                 316      $                631
    Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
       Depreciation and amortization                                                      1,166                       936
       Provision and reserves for loss on assets                                            114                         -
       Gain on disposal of equipment                                                        (19)                       (1)
       Distributed/(undistributed) earnings in joint ventures                              (786)                    1,187
       Deferred income taxes                                                                314                       277
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                      (1,517)                      446
         (Increase) decrease in inventories                                                (420)                       59
         (Increase) decrease in prepaid expenses                                            (27)                       66
         (Increase) decrease in deposits                                                                             (819)
         (Increase) decrease in other assets                                                 32                       109
         Increase (decrease) in accounts payable and accrued expenses                     2,830                       (71)
         Increase (decrease) in minority interest                                          (343)                      461
                                                                             ___________________      ___________________
              Net cash provided by/(used in) operating activities                         1,660                     3,281
                                                                             ___________________      ___________________
Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                               33                        51
     Payments received on notes receivable                                                    -                       100
     Purchase of plant and equipment                                                     (1,462)                   (2,970)
     Increase in notes receivable                                                          (500)                      (58)
     Investment in joint ventures                                                          (448)                   (1,100)
                                                                             ___________________      ___________________
         Net cash used in investing activities                                           (2,377)                   (3,977)
                                                                             ___________________      ___________________
Cash flows from financing activities:
     Retirement of common stock                                                               -                      (131)
     Net proceeds from operating line of credit                                           1,044                       795
     Proceeds from issuance of long-term debt                                                 -                     1,000
     Payments on long-term debt                                                            (430)                     (442)
                                                                             ___________________      ___________________
         Net cash provided by/(used in) financing activities                                614                     1,222
                                                                             ___________________      ___________________
Net increase/(decrease) in cash                                                            (103)                      526

Cash, beginning of period                                                                   975                       314
                                                                             ___________________      ___________________
Cash, end of period                                                          $              872       $               840
                                                                             ==================       ===================




                 See accompanying notes to financial statements

                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

          The interim financial information for the three months ended September 30, 2000 and for the nine months ended September 30, 2000 included herein is unaudited and the December 31,1999 balance sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

          These consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently may not include all the disclosures normally required by the generally accepted accounting principles or those normally made in the annual 10-K filing

          The results of operations for the three-month period ended September 30, 2000 and the nine month period ended September 30, 2000 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

          Because of the significance of investment by the Company in joint ventures ("JV" or "JV's") which are not consolidated, but are accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the consolidated revenue of the Company during the periods ending September 30, 2000 and 1999. As demonstrated in the schedule, the Company's consolidated revenue includes its share of equity in earnings from
JV's:

                     Non Consolidated                                    Amount            MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in       Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue      Revenue              Revenue

  9 Months 2000            $19,669,000     $3,546,000        50%        $1,773,000      $27,717,000       $29,490,000
  9 Months 1999            $18,502,000     $3,864,000        50%        $1,932,000      $20,340,000       $22,272,000

  3 Months 2000            $  8,049,000    $1,464,000        50%        $  732,000      $10,668,000       $11,400,000
  3 Months 1999            $  6,566,000    $  920,000        50%        $  460,000      $ 6,784,000       $ 7,244,000

          Note: MSI does not consolidate revenues from 50% or less controlled joint ventures

NOTE 3:   INVENTORIES


          Inventories at September 30, 2000 and December 31, 1999 have been recorded at the lower of cost or market, cost being determined on the first in first out (FIFO) method. The composition of inventories at September 30, 2000 and December 31, 1999 are as follows:

                                             September 30, 2000                   December 31, 1999
                   Raw Materials                  $   663,000                         $   737,000
                   Finished Goods                   1,564,000                           1,070,000
                                                   $2,227,000                          $1,807,000

NOTE 4:  COMPREHENSIVE INCOME

          Comprehensive income or loss includes certain changes in equity not represented in net income or loss, including foreign currency translation adjustments. The following table illustrates the effect of comprehensive income for the respective periods ended September 30, 2000 and 1999:

                                                            Foreign Currency
                                                              Translation                  Comprehensive
                                   Net Income                 Adjustment                 Net Income/(Loss)

  9 Months 2000                               $317,000          ($206,000)                  $111,000
  9 Months 1999                               $631,000          ($145,000)                  $486,000

  3 Months 2000                               $278,000          ($ 63,000)                  $215,000
  3 Months 1999                               $ 76,000           $ 22,000                   $ 98,000

NOTE 5:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

          During the nine-month period ended September 30, 2000, the Company purchased $666,000 of equipment with debt.



Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-months ended September 30, 2000 vs. 1999

          Net income increased $202,000 or 266% during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999 as income from operations increased to $280,000 for the quarter ended September 30, 2000, an increase of $223,000 or 391% over the same period ended September 30, 1999. The improvement in operating income is a result of an increase in gross margin contribution on net sales as well as an increase in equity in earnings from joint ventures.

          Gross margin on net sales increased $162,000 during the three-month period ended September 30, 2000 as compared to the same three-month period in 1999 primarily due to increased contribution from the Company's Eastern U.S. and Canadian operations resulting from increased net sales for the period of 30% and 65%, respectively. Although net sales revenue increased $3.9 million or 59%, due primarily to increases in the net sales of Green Mountain Explosives, Inc.
("GME") and Tennessee Blasting Services, L.L.C. ("TBS"), gross margin as a percentage of net sales decreased 11% from 6.01% to 5.34% for the three-month period ended September 30, 2000 as compared to the same period in 1999. This decrease in gross margin as a percentage of net sales was predominately affected by the performance of TBS, which continued dramatic growth of net sales during the quarter ended September 30, 2000, but which has not yet achieved profitability. The Company expects that recently implemented efforts to contain costs will result in improved performance at TBS. The decrease in gross margin as a percentage of net sales also decreased because of the decrease in contribution from the Company's Western U.S. operations of $168,000 for the three months ended September 30, 2000 compared the three-months period ended September 30, 1999. Management expects to increase profitability in the West through renewed emphasis on cost reduction and improved margins.

          Equity in earnings from joint ventures increased $272,000 or 59% during the three months ended September 30, 2000 as compared to the three months ended September 30, 1999, predominately due to the increase in production to levels, which are approaching production levels achieved in 1997 and 1998, at the Company's Colombian joint venture, Cayman Mining Services, Ltd. ("CMS"). Profitable start-up operations at the Company's joint venture in Kovdor, Russia, Eastern Mining Services, Ltd. ("EMS") added to the increase in equity in earnings from joint ventures. Management expects that current production levels will remain relatively constant at CMS during the remainder of the year. Additionally, it is expected that EMS will achieve planned levels of production in the fourth quarter of 2000. Contribution from Cyanco Company ("Cyanco"), the Company's Nevada joint venture, decreased 12% during the quarter ended September 30, 2000 as compared to the quarter ended September 30, 1999.

          General administrative expenses increased during the three-month period ended September 30, 2000 by $293,000 or 37% compared to the three-month period ended September 30, 1999. The majority of the increase is a result of the three months of full-scale operations at TBS in the third quarter of 2000 as compared to a single month of start-up operations for TBS in the third quarter of 1999. Research and development expenses decreased from $230,000 during the third quarter of 1999 to $172,000 during the third quarter of 2000, a decrease of $58,000 or 25%. Other expense increased $34,000 or 77% during the three-month period ended September 30, 2000 when compared to the same period in 1999 and consists primarily of an increase in interest expense, reflecting the Company's increased use of its revolving credit line. The Company's effective tax rate for the three months ended September 30, 2000 is 33%. The minority interest in the loss of subsidiaries increased $204,000 for the three months ended September 30, 2000 as compared to the three-month period ended September 30, 2000 as a result of an increase in the losses of TBS.


Nine-months ended September 30, 2000 vs. 1999

          Revenues increased $7.2 million or 32% during the nine months ended September 30, 2000 as compared to the same period in 1999. Of total revenues, net sales increased $7.35 million or 38% during the same comparative periods, while equity in earnings from joint ventures decreased $159,000 or 8%.

          Net sales increased predominately due to the consolidation of TBS for a full nine months of 2000 as compared to consolidating TBS for only one month during the first nine months of 1999 subsequent to the formation of the joint venture effective September 1, 1999. The net sales of GME and the Company's Canadian operations also increased during the nine-month period ended September 30, 2000 as compared to the same period in 1999 by 34% and 24%, respectively. Gross margin on net sales increased $549,000 or 60% during the nine months ended September 30, 2000 as compared to the same period in 1999 primarily due to increased contribution from GME and the Company's Eastern U.S. and Canadian operations.

          As a result of increased production levels in the second and third quarters of 2000, contribution from CMS increased $358,000 during the first three quarters of 2000 as compared to the same period in 1999. Improvement in overall performance was also derived from the cessation of losses from Turon-MSI, the Company's Uzbekistan joint venture, and West Africa Chemicals, L.T.D. ("WAC") the Company's 50% joint venture in Ghana. However, these improvements were more than offset by the 31% decrease in contribution by Cyanco for the nine months ended September 30, 2000 as compared to the nine months ended September 30, 1999 as the cost of certain raw materials increased while the market for Cyanco's product remains depressed consistent with the low price of gold.

          The decrease in income from operations of $620,000 or 65% for the nine-month period ended September 30, 2000 compared to the same period in 1999 was primarily affected by the 55% increase in general administrative expenses during the comparative periods. The majority of the increase is the result of the consolidation of a full nine months of the general and administrative expenses of TBS during the nine-month period ended September 30, 2000 as compared to the consolidation of only one month of those costs in the results of operations in the first nine months of 1999 due to the formation of the joint venture on September 1, 1999. General and administrative expenses also increased during the nine months ended September 30, 2000 compared to the same period in 1999 as a result of an increase in legal fees related to the defense of an action brought by the BLA Investment Irrevocable Trust ("BLA Trust"), as well as a result of an increase in director fees. As a result of a settlement between the parties of the BLA Trust action, the proceedings have been stayed and Management does expect legal costs to continue for the foreseeable future.

          Other expense has increased $102,000 or 106% during the nine-month period ended September 30, 2000 compared to the nine months ended September 30, 1999. This increase consists primarily of an increase in interest expense due the Company's expanded use of its line of credit to address working capital needs. The provision for income taxes for the nine months ended September 30, 2000 of $159,000 results in an effective tax rate of 36%. Again, the minority interest in the loss of subsidiaries increased from $11,000 for the nine months ended September 30, 1999 to $344,000 for the nine-month period ended September 30, 2000 as a result of an increase in the losses of TBS during the comparative periods.

Liquidity and Capital Resources

          In September 1999, the Company entered into a revolving line of credit agreement ("LOC") that expires in August of 2001. It has been the Company's intention to extend the LOC to mature in August of 2002. Due to the Company's marginal performance in the later part of 1999 and the first quarter of 2000, the lender has expressed a preference to return to the more traditional LOC term of 12 months. The Company intends to extend the LOC as it approaches maturity in August of 2001 and Management believes that the lender will agree to the extension. However, because the Company was not able to extend the LOC, the entire balance of the loan has been reclassified as a current liability. This reclassification results in a technical default in the credit agreement relative to the financial covenant of debt service coverage. The lender has expressed a willingness to continue the existing relationship and Management believes that the lender will waive the default. The Company had $3,950,000 owing on the LOC at September 30, 2000. The Company had utilized up to $3,950,000 of the LOC during the first nine months of 2000. Interest expense related to the LOC was $202,000 for the nine-month period ended September 30, 2000 compared to $60,000 of interest expense for the same period in 1999.

          Due to the reclassification of the LOC to a current liability, the Company has a current ratio of 1.18 to 1 as of September 30, 2000 compared to a current ratio of 3.57 to 1 as of December 31, 1999. The ratio of total liabilities to equity was 0.58 to 1 as of September 30, 2000 compared to a ratio of 0.40 to 1 as of December 31, 1999. The growth in the Company's operations and investments, as evidenced by the significant increase in revenues, combined with marginal operating results during the early months of 2000, have been the principal cause for the Company's increased working capital and long-term capital needs. The Company has increased its investment in joint venture during the nine-month period ended September 30, 2000 in part through an increase in the undistributed earnings of its joint ventures and through the completion of a joint venture project in Kovdor, Russia which became operational in July of 2000.

          Of the $2.1 million in plant and equipment purchases made by the Company during the first nine months of 2000, purchases made by TBS represented $766,000 of the total funded almost entirely from the proceeds of long-term debt issued during the same period. Approximately $846,000 of the remaining purchases of plant and equipment during the first nine months of 2000 consisted of the continued construction of the accessories plant line of O'Brien Design Associates. Additionally, GME has undertaken the construction of improvements to a new magazine site under lease totaling nearly $400,000.

          The Company may need to obtain additional capital resources for the purpose of maintaining existing investments as it continues to expand the market share of existing operations. The Company expects to be able to fund the working capital requirements of increases in sales through existing debt instruments and operating cash flows.


        Item 3 Quantitative and Qualitative Disclosures About Market Risk

          The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures and sells some of its products in Colombia, Russia, Ghana, Uzbekistan and Canada. It also purchases products for raw materials and for resale from additional foreign markets such as Australia and India. In addition, the Company licenses its technology in other foreign countries such as South Africa, India, Korea and Namibia. Approximately 14% of the Company's consolidated revenue is generated from foreign markets; however, as explained in the Significant Accounting Policies, the Company's sales in joint ventures are not reported in consolidated revenues and the percentage of the Company's business in foreign countries will likely remain significant. The Company manages its risk of foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and by maintaining hard currency accounts to which dollar denominated contracts are credited. The sales and purchase contracts in Ghana and Uzbekistan are not denominated in U.S. dollars but the investments have now been written-off, though operations continue. Certain license royalty payment obligations are not denominated in U.S. dollars and are thus subject to the risks of currency rate changes. All cash balances are transferred to U.S. dollar accounts as soon as possible. Option contracts to hedge foreign-currency transactions are not used by the Company. The Company does not enter into derivative contracts for trading in speculative purposes. Changes in the currency rate are not expected to have a material impact on the Company's results of operations currently. It is likely that sales receipts and leasing contract receipts in Russia may be subject to significant time delay in converting them from local currency to U.S. dollars. Accordingly, equity in earnings from that joint venture may be subjected to more currency exchange risk than is expected by the Company in other foreign joint ventures. It is not expected that currency rate hedging transactions will be used in 2000.

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

Item 6:  Exhibits and Reports on Form 8-K

1.       Exhibits:

27       Financial Data Schedule

2.       Reports on Form 8-K:

          No reports on Form 8-K have been filed during the quarter ended September 30, 2000.

                                   SIGNATURES


          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MINING SERVICES INTERNATIONAL CORPORATION
                                                 (Registrant)




 August 11, 2000                         /s/ Duane W. Moss
    (Date)                               _____________________
                                         Duane W. Moss
                                         Chief Legal Officer and Secretary


 August 11, 2000                        /s/ Wade L. Newman
   (Date)                               ______________________
                                        Wade L. Newman
                                        Chief Financial Officer

                                   SIGNATURES


          In  accordance  with  the   requirements  of  the  Exchange  Act,  the
registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MINING SERVICES INTERNATIONAL CORPORATION
                                                (Registrant)




         August 11, 2000
            (Date)                       Duane W. Moss
                                         Chief Legal Officer and Secretary





         August 11, 2000
              (Date)                     Wade L. Newman
                                         Chief Financial Officer