Form 10-K
period 2000-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 2001-04-23
CIK 356342

-----------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-K
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000.

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________


                           Commission File No. 0-10634

                           ---------------------------

                    Mining Services International Corporation
             (Exact name of registrant as specified in its charter)


               Utah                                          87-0351702
 (State or other jurisdiction of incorporation or           (I.R.S. Employer
             organization)                                Identification No.)


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

                                 Title of class
                                 ---------------
                         Common Stock, $0.001 Par Value
                           ---------------------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         Based on the closing sales price of April 12, 2001, the aggregate market value of the Common Stock held by non-affiliates was $5,229,795 (3,228,269 shares estimated to be held by non-affiliates). Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of April 12, 2001 was 7,314,260.

                           ---------------------------


  -----------------------------------------------------------------------------

                    Mining Services International Corporation

                                Table of Contents





         Part I                                                                                Page No.
                                                                                               --------

             Item 1.     Business                                                                 1
             Item 2.     Properties                                                               6
             Item 3.     Legal Proceedings                                                        7
             Item 4.     Submission of Matters to a Vote of Security Holders                      7

         Part II
             Item 5.     Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                      7
             Item 6.     Selected Financial Data                                                  8
             Item 7.     Management's Discussion and Analysis of Financial Condition              8
                         and Results of Operation

             Item 7A.    Quantitative and Qualitative Disclosure about Market Risk               12

             Item 8.     Financial Statements and Supplementary Data                             F1
             Item 9.     Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                                13

         Part III
             Item 10.    Directors and Executive Officers of the Registrant                      13
             Item 11.    Executive Compensation                                                  15
             Item 12.    Security Ownership of Certain Beneficial Owners and
                         Management                                                              18
             Item 13.    Certain Relationships and Related Transactions                          19

         Part IV
             Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                         Form 8-K                                                                20


                                     PART I

Item 1.           Business

General

         Mining Services International Corporation ("MSI" or the "Company") is a Utah corporation organized in 1979. The Company's primary products and services include the manufacture, licensing and supply of commercial explosives used in mining and construction throughout the world. In addition, its wholly owned subsidiary, Nevada Chemicals, Inc. ("NCI"), owns a 50% interest in Cyanco Company ("Cyanco"), an unincorporated joint venture with Degussa Corporation, which manufactures and sells liquid sodium cyanide used in the extraction of gold from gold deposits in the western United States.

Recent Business Developments

         The Company's business development strategy is to grow as a worldwide supplier of niche chemical products and services. Recent developments in the Company's business are described below:

         Sale of Explosives Business: The Company's management has been evaluating the operations and business of the Company and quantifying the potential and prospects associated with each of its investments in both sodium cyanide and explosives. Accordingly on November 30, 2000 the Company entered into an Asset Purchase Agreement to sell its explosives business to Union Espanola de Explosivos S.A., ("UEE") subject to share holders' approval and other conditions. The following is a brief summary of the terms of the explosives business sale to UEE.

         * The Company is selling nearly all of its explosives operations, including physical assets, contractual rights, accounts receivable, customer relationships, licensing agreements, intellectual property, and the name "Mining Services International" to UEE.

         * As consideration for the purchase of the Company's explosives business, UEE will pay the Company cash at the closing of the transaction and will assume all liabilities of the Company associated with the explosives business existing at the date of closing, including a note payable of approximately $1 million to the Company for funds advanced to the Explosives business by the sodium cyanide operations of the Company. The purchase price is subject to adjustment and UEE has the right to offset any reductions in the purchase price arising from the contractual adjustments or any indemnification obligations of the Company against the amounts otherwise payable under the terms of the note payable by it.

         * UEE will make employment offers to all of the Company's employees working within the explosives business, including the majority of the Company's management, and the Company expects that nearly all of its explosives business employees will become employees of UEE.

         * The Company will adopt a deferred compensation plan for its management-level employees, which will be assumed by UEE on completion of the sale.

         * Seven members of the current management of the Company will collectively acquire a 13.5% interest in the subsidiary formed by UEE to purchase thee. In order to provide some financing to the Company's executives who will be purchasing shares in the new explosives company, the Company has agreed to buy back certain shares of the Company currently held by the executives.

         * Dr. John Day, the current president and chief executive officer of the Company will remain in those positions with the Company but will also enter into a three-year consulting agreement with UEE pursuant to which he will initially devote between 77 and 123 hours per month to UEE, decreasing over the term of the agreement to approximately 77 hours per month.

         * The Company will be prohibited from competing in the explosives industry for a period of seven years subsequent to the closing, other than continuing operations through its West Africa Chemicals joint venture on a scale similar to the current operations.

         * The Company will retain its Cyanco joint venture interest, which will remain fully staffed with approximately 30 full-time employees, the real property and improvements at which its corporate facilities are located, and its 50% interest in West Africa Chemicals, Ltd. The Company will lease its corporate facilities to a UEE subsidiary at a rent based on rents for similar properties in the surrounding locality.

         * In connection with the sale of the explosives business to UEE, the Company will need to change its corporate name.

         The explosives industry has been undergoing significant consolidation, and all of the major competitors of the Company are significantly larger than the Company and have access to greater resources. The Company's board of directors have concluded that in order to remain competitive, the Company's explosives business would have to be significantly expanded. However, such expansion requires a major capital expenditure or a merger with, or acquisition of, other entities involved in the explosives industry. The Company explored a number of alternatives, including acquiring complementary businesses, seeking financing to fund the growth of the Company's explosives business, and using internally generated funds and newly developed products to expand the explosives business. Historically, the Company has been able to use the excess cash flow generated by its sodium cyanide business to provide support in expanding the explosives business. However, as the gold mining industry has slowed as a result of persistent low gold prices, this business, while remaining profitable, has decreased, reducing the cash available to the Company from this source. At the same time, the trading price for the common stock of the Company has remained low, making it difficult to negotiate an acquisition or seek equity funding without significantly diluting the interests of existing shareholders. Consequently, the Company has been unable to expand the explosives business on acceptable terms. The sale of the Company's explosives business will significantly narrow the focus of the Company. Following the sale, should it be consummated, the Company will be primarily dependent upon the results of its Cyanco joint venture and related cyanide technology owned by the Company.

         Developments regarding Cyanco: During 1999 and 2000, worldwide gold prices continued to be depressed, ranging between $250.00 and $320.00 per ounce. Gold production in the Company's market area should remain relatively stable for the foreseeable future as long as gold prices do not deteriorate. Gross margins from sodium cyanide operations have been and are likely to remain depressed in the short-run, however world-wide pricing has begun to strengthen from some decrease in supply caused from plant closures and cut backs, which should eventually provide improvement in the Nevada market. In addition, prices during 2000 increased to reflect increases in prices of raw materials such as natural gas, ammonia and caustic soda. During the first quarter of 2000, Cyanco successfully acquired the right to supply 100% of the cyanide requirements to a large gold producer in Nevada, increasing its annual production by approximately 10,000,000 pounds. Cyanco continues to position itself as the low-cost producer in its market area and made strides in technological development to increase its freight logical market.

         On December 19, 2000, the Company was issued a patent for the production and shipping of certain metal cyanide salts, which may have the effect of allowing the Company and Cyanco to extend its freight logical market by providing a "wet cake" product in addition to its liquid product. Further research and development of this product is being undertaken by the Company and Cyanco.

         Other Developments regarding Explosives Business:
         -------------------------------------------------

         During 2000, the Company continued to develop and secure partnering arrangements for its explosives business worldwide, to develop its accessories and EMGEL(R) packaged explosives products, and to secure major customers in the United States and Canada. In September 1999, MSI acquired a 51% interest in Tennessee Blasting Services, L.L.C. ("TBS"), a joint venture engaged in drilling and blasting services in the Tennessee tri-city areas of Nashville, Knoxville and Chattanooga. The joint venture more than achieved its revenue goal of $7,000,000, but due to various circumstances had a loss of approximately $1.5 million during its first full year of operations. Management has changed its immediate focus from revenue growth to cost containment and strategic marketing changes in an attempt to make TBS profitable.

         On December 9, 1998, MSI acquired a 100% interest in Green Mountain Explosives, Inc. ("GME"), an explosives distribution and blasting services company operating in the New England market. Its 2000 annual sales were approximately $11.1 million compared to 1999 sales of approximately $8.6 million and the Company believes revenues will continue to grow and represent a major enhancement to the Company's U.S. market penetration into distribution, serving as an outlet of its manufactured products and services.

         In 1998, MSI also acquired 100% interest in O'Brien Design Associates, Inc. ("ODA"), a company located in Charlestown, Rhode Island, which owns technology and facilities for the production of certain explosive accessories. During 1999, ODA completed its shock tube production plant and largely completed its first detonating cord plant in 2000 and began production. The addition of the accessories products to MSI's product line allows MSI to garner better revenue and gross margin from existing accounts and provides strategic advantages as it continues to supply full line explosives, drilling and blasting services to its worldwide customer base.

         During 1998, the Company entered into a joint venture with Norsk Hydro, the largest fertilizer producer in the world, with whom the Company also has a joint venture in Colombia, to produce and service bulk explosives operations in the Kovdor Mining District in Russia. Norsk Hydro purchases fertilizer raw materials mined at Kovdor, thus providing reasonable assurance that the Company's joint venture will be able to achieve repatriation of earnings and convertibility of local currency to U.S. dollars. The plant was completed in June 2000 and beginning in July produced sales of over $1,000,000 by December. The Plant is continuing to exceed initial production goals and should produce approximately 7,000 tons of explosives during 2001.

         The Company has committed to continue operations in Uzbekistan through Turon-MSI Ltd ("Turon-MSI"), its 51% owned joint venture, without committing any new capital investment, and the leading Uzbekistan gold mining enterprise has committed to the joint venture that it will assist Turon-MSI in acquiring US dollar conversion for raw materials. During 2000 it substantially lived up to this commitment. The ability to convert local currency to dollars will enable Turon-MSI to continue its operations. Assuming US dollar conversion continues for raw material imports, Turon-MSI should be able to complete its contracts to supply approximately 10,000 tons of explosives in 2001. The Company reports results from the joint venture on a cash basis when profits are repatriated; however, to date no profits have been able to be repatriated. Because of the large future potential in having an established platform for growth in the Central Asia mining area, the Company has determined to continue operations so long as no significant external cash is needed to continue the operations.

         The MSI and Norsk Hydro joint venture in Colombia produced explosives during 1998 to support the mining of approximately four million metric tons of coal. Production significantly decreased during 1999 due to curtailed mining (approximately 1 million tons of coal compared to over three million tons of coal in previous years), reflecting lower coal prices in Europe where much of the Colombian coal is marketed. During late 1999 and 2000, however, the Company's major coal customer achieved better prices and commitments for its coal which will allow the Colombian customer to continue investing in less expensive transportation and port facilities via railroad. During the second half of 2000 coal production increased to an annualized level of three million tons with the possibility of increasing its long-term output to 7 - 10 million tons by 2003. For 2001 production levels should continue at or above the same rate as experienced during the last half of 2000.

         During 2000, the Company's operations in Ghana, a 50/50 joint venture with Bulk Mining Explosives from South Africa, continued to decline consistent with the decline in gold production in Ghana as a result of low gold prices. Production was curtailed in the last half of the year. Accordingly, the Company is considering several options at the present time, including sale of its Ghana operations. As stated above, the Ghana operations are not part of the Asset Purchase Agreement with UEE.

Description of Business and Products

         Products and Markets: The Company, through its subsidiaries, licensees and joint ventures, primarily services the surface mining and construction industries. The Company's products are divided into explosives and related products and liquid sodium cyanide.

         Sodium Cyanide: The Company's joint venture with Degussa Corporation for producing and marketing liquid sodium cyanide from the Winnemucca, Nevada plant has concentrated on quality and service. There are principally two types of products marketed to gold mines for the leaching process: (1) a solid "briquette" sodium cyanide product which requires handling and physical dissolution before use and (2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes ready-to-use for the mining customer. The manufacturing cost for the liquid product is substantially lower than for the solid products when handling and chemical adjustment costs are taken into account.

         Since the liquid product is shipped by truck from the plant to the mine site in a solution of about 30% sodium cyanide and 70% water, freight costs are very significant and shipping must be managed carefully both in terms of safety and environmental protection. Cyanco has contracted this service with an Omaha, Nebraska company on a month-to-month basis which utilizes dedicated equipment specifically designed for Cyanco. Cyanco is negotiating a new long-term freight contract, which hopefully will be concluded during the second quarter of 2001.

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

         Explosives: The Company's products are used in the blasting operations of surface mines in base and precious metals, coal and industrial minerals and construction projects. The explosive products are divided into three major categories: (1) Bulk explosives including HEF(R), a proprietary oil-in-water emulsified oxidizer which enhances the quality and control of the explosion or blast in order to produce more consistent breakage of ore; and ammonium nitrate prill, acquired from third parties, used with HEF(R) and in ANFO, a common explosive blasting agent used in surface boreholes which is made from a mixture of ammonium nitrate prill and diesel fuel; (2) explosives accessories, such as shock tube initiation systems and detonating cord which will be manufactured from new plant facilities in Rhode Island and Connecticut in 2001; and (3) packaged explosives (EMGEL(R)) which are currently being manufactured at the Company's West Virginia Plant. In September 1993, the Company was granted a patent on the compositions and methods used to formulate EMGEL(R) which is a water-in-oil type emulsion explosive produced by emulsifying a water solution of oxidizer salts into a blend of oils. The emulsion is then packaged into small polyethylene cartridges or "chubs" and larger "shot" bags using special form and fill machines. A variety of cartridge diameters and lengths can be produced. As the emulsion is being loaded into the cartridges and bags, a trace quantity of a cross-linking chemical is added to the composition which reacts and polymerizes or crosslinks the entire mass into a soft, rubber-like material. The uniquely crosslinked emulsion is stable and the package or cartridge and bags can be punctured or split without product spills. This significantly improves the handling characteristics of the explosive and provides additional safety in transportation, storage and use.

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

         The Company has traditionally licensed its HEF(R) technology directly to mines or to explosive manufacturers or supply companies in foreign markets. Currently, the Company has licensees in South Africa for sub-equatorial Africa, Namibia, India and Korea.

         Dependence on Customers: Since most of MSI's explosive and cyanide customers are large surface mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A net loss of such customers, which is not expected to occur, could adversely affect 2001 sales. In most cases the Company has long-term contracts with such customers. With the addition of accessories and packaged products, MSI's customer base in explosives is increasingly made up of a larger base of smaller customers, particularly in those areas focusing on building materials and construction.

         Patents, Trademarks and Licenses: The Company is the holder of six U.S. patents, four of which relate to the composition and control of its HEF(R) and EMGEL(R) emulsion products and two of which relate to methods of delivery of explosives products at the mine site. These patents, which are not deemed material to the Company's ability to compete in the explosives business, expire at various dates beginning in 2004 and ending in 2013. The Company has obtained similar patents in several foreign countries and has licensed all or parts of its technology to manufacture HEF(R) and EMGEL(R) to companies in South Africa, Namibia, India and Korea.

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

         In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc. ("Mitsubishi"), a Japanese corporation, in consideration of payment of a one-time licensee fee, a perpetual license of a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco plant. The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco plant, which is deemed materially important to the plant's operation. The Mitsubishi license also provides the right to Cyanco for other licenses for purposes of expansion at a reduced rate.

         On December 19, 2000, the Company was issued a patent for the production and shipping of certain metal cyanide salts which may have the effect of allowing the Company and Cyanco to extend its freight logical market by providing a "wet cake" product in addition to its liquid product.

         Research and Development: Expenditures for technical research and development for the fiscal years ended December 31, 2000, 1999 and 1998 were $686,000, $805,000 and $587,000, respectively. The Company actively conducts research on product improvement and development. The expenditures in each of the years ending December 31, 2000, 1999 and 1998 were primarily related to the Company's explosives business. There has not been any customer-sponsored research and development.

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

         Long-term contracts for the raw materials required for the production of liquid sodium cyanide by Cyanco have been obtained. Cyanco has entered into long-term transportation agreements with Paiute Pipeline and Northwest Pipeline for transportation services of natural gas to the Cyanco facility. Cyanco had difficulty in obtaining other raw materials and during the recent energy related events of the 2000-2001 winter, but Cyanco was able to supply its customers without interruption. Alternative sources of supply are available for raw materials at competitive prices.

         Competition: The manufacture and sale of explosives and related services and equipment is a highly competitive business. The continuing cost-cutting measures implemented by owners of mines as the mining industry consolidates places growing emphasis on lowering explosive prices. This emphasis continues to adversely affect gross profit margins. The Company, in its efforts to develop, manufacture and sell its products, is competing with a number of companies having greater financial resources and more well established global relationships in the industry than it does. The Company believes that ORICA, formerly ICI Explosives, Austin Powder and Dyno Nobel Group are significant competitors in the industry. Although the competitive position of the Company is not relatively significant, the Company believes its bulk explosives and packaged products have a number of advantages in product performance and safety over products of its competitors (see "Products and Markets"). As the large mining companies continue consolidating, the Company's strategy is to focus on niche markets, providing full service and added value to the end users. Historically the explosives business has experienced low margins and as consolidation in the Industry continues, pressure on margins is expected to increase.

         The Cyanco plant represents one of two sources of delivered liquid sodium cyanide in the Western United States. The world market for sodium cyanide briquette or dry form is dominated by E.I. DuPont Nemours ("DuPont"). There continue to be opportunities in the worldwide market for liquid sodium cyanide, however, currently supply of dry product, worldwide, appears to be in balance. Domestically, Cyanco's product competes with DuPont and also with FMC which markets delivered liquid sodium cyanide. The Company believes that the important competitive factors in the liquid sodium cyanide market are location, service and quality. However, as gold prices have declined and Cyanco's innovations in the marketplace have taken effect, liquid sodium cyanide price has become a significant competitive factor. Cyanco expects that efforts to gain market share during this period of lower gold prices may continue to keep product prices at low levels during 2001 in the Nevada market, however, prices have risen in the first quarter of 2001 to reflect higher costs of raw materials. Significant gains in gross margin have not been obtainable to date.

         Employees: The Company employs 107 full time employees in its direct explosives operations. Employment at joint ventures include 28 permanent employees at the Cyanco Plant in Winnemucca, Nevada, 16 local employees in Colombia, 7 local employees in Ghana, 58 local employees in Uzbekistan and 50 employees at Tennessee Blasting Services, LLC, and approximately 12 employees in Kovdor, Russia. In Canada and Uzbekistan, employees belong to labor unions. The Company and its joint ventures consider relations with their employees to be positive.

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

Item 2:           Properties

         The corporate offices of the Company, built in 1997, are located at 8805 South Sandy Parkway, Sandy, Utah. The corporate facilities, consisting of
1.8 acres, an office building and adjacent research and laboratory facilities, were constructed by the Company at a cost of approximately $1.2 million. If the proposed sale to UEE is completed this facility will be leased to a UEE subsidiary at market rates.

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

         All of the following facilities associated with the explosives business, except for the facilities associated with the Ghana operations, will be transferred to UEE in the event that the transaction is completed:

         The Company manufactures HEF(R) and EMGEL(R) for sale to its mine customers at facilities located on mine sites or adjacent to mine sites, typically under leases tied to supply agreements. Joint venture facilities in Colombia, Uzbekistan and Ghana are located on mine production facilities of a major customer or leased from third parties. During 2000 construction of the plant facilities for the Kovdor operation in Russia was completed. The facility is located on mine property owned by the project's contract customer. The land owners normally supply water, sewer, electricity and other infrastructure.

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

         ODA owns the lot, office and facilities located at its principal place of business at 366 Ross Hill Road, Charlestown, Rhode Island. In addition, during 1999, ODA leased land for 15 years at $2,000 per month and has a 8,400 square foot manufacturing facility for its accessories business in Moosup, Connecticut. It also has adequate access to magazines and testing facilities for its explosives accessories products.

         GME built its corporate offices during 1998 at a cost of approximately $240,000, consisting of land, office building and other improvements, located at Gold Lodge Avenue, Auburn, New Hampshire. It also rents and owns various magazines near market areas for storage of explosives. The Company entered into a long-term lease arrangement during 2000 to accommodate its needs for explosives magazines. The magazine area of approximately 194 acres is located in the immediate vicinity of the corporate offices. The annual lease rate for the magazine is $30,000.

         TBS leases approximately 1,000 square feet of office space in Jacksboro and Nashville, Tennessee at an annual rate of $5,400. It also leases magazines in areas convenient to its markets in eastern and middle Tennessee.

         The property and facilities of the Company and its joint ventures, including Cyanco are deemed adequate and suitable for their respective operations.

Item 3:           Legal Proceedings

         There are no legal proceedings against the Company other than those of a routine and immaterial nature.



Item 4:           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of the fiscal year.


                                     PART II


Item 5: Market for the Registrant's Common Stock and Related Stockholder Matters

                           (a) Price Range of Common Stock. The common stock of the Company is currently listed on the Nasdaq National Market ("NNM"), under the symbol "MSIX." The following table sets forth the approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.


                                                             Closing Prices
                                                             --------------

                                                         High           Low
                                                         ----           ---

                  2000     First Quarter                $3.687         $2.25
                           Second Quarter               $2.75          $1.625
                           Third Quarter                $2.75          $1.375
                           Fourth Quarter               $2.25          $1.187

                  1999     First Quarter                $7.38          $4.63
                           Second Quarter               $5.63          $4.13
                           Third Quarter                $4.63          $2.13
                           Fourth Quarter               $4.50          $2.00

               On April 12, 2001, the closing quotation for the common stock on NNM was $1.62. As reflected by the high and low prices on the foregoing table, the trading price of the Common Stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect market reaction to perceived changes in the industry in which the Company sells products and services, the direction and results of research and development efforts, and many other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.


                  (b)  Approximate number of equity security holders.
         The approximate number of record holders of the Company's Common Stock as of April 12, 2001 was 560 which does not include shareholders whose stock is held through securities position listings.

                  (c) Dividends. The Company paid no dividends for the year ended December 31, 2000. The Company paid cash dividends of $180,986 or $.025 per share on December 15, 1999 and $184,590 or $.025 per share on December 21, 1998. Payment of dividends is within the discretion of the Company's Board of Directors and there are no material restrictions that limit the ability to pay dividends on the Common Stock of the Company.

Item 6:           Selected Financial Data

         The following consolidated selected financial data as of and for each of the fiscal years in the five year period ending December 31, 2000 were derived from audited financial statements of the Company and its consolidated subsidiaries. The financial statements as of and for each of the fiscal years in the five year period were audited by Tanner + Co., independent public accountants. The data set forth should be read in conjunction with the "Management Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes.



                                                                       Year Ended December 31,
                                         --------------------------------------------------------------------------
Operation Results Data:                          2000          1999             1998           1997            1996
                                                 ----          ----             ----           ----            ----

Operating revenues                          39,130,000      30,608,000      29,865,000     26,969,000      25,172,000
Income (loss) from operations               (5,715,000)     (1,209,000)      5,819,000      6,400,000       6,084,000
Net income (loss)                           (4,031,000)        725,000       3,872,000      5,008,000       4,545,000
Earnings (loss) per common
       share diluted                              (.55)            .10             .52            .66             .60

     Cash dividends declared
     per common share                                -            .025            .025           .020            .015


Balance Sheet Data
     Total assets                           34,806,000      34,461,000      31,919,000     24,701,000      19,846,000

     Long-term debt                          1,756,000       4,475,000       1,213,000              -         714,000

     Stockholder's equity                   20,245,000      24,351,000      24,077,000     20,605,000      15,769,000



Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operation

Results of Operations

         Because of the significance of investment by the Company in joint ventures ("JV" or "JV's") which are not consolidated, but accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the impact of JV operations underlying the Consolidated Revenue of the Company during the periods ending December 31, 2000, 1999 and 1998. As demonstrated below, the Company manages significantly more sales than is reported in "Consolidated Revenue."


                     Non Consolidated                                    Amount          MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in      Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue      Revenue              Revenue
                    ------------------   -------------     ------     ----------- -----------------      -------------

      2000              $28,429,000         $4,488,000       50%      $2,244,000       $36,886,000        $39,130,000
      1999              $21,585,000         $5,022,000       50%      $2,511,000       $28,097,000        $30,608,000
      1998              $37,353,000         $9,978,000       50%      $4,989,000       $24,876,000        $29,865,000


           2000 vs. 1999
           -------------

         Revenues increased 28% from $30.6 million in 1999 to $39.1 million in 2000 as net sales increased $9.1 million for the period, resulting primarily from an increase in the revenues of TBS and GME of $6.2 million and $2.5 million, respectively. However, the loss from operations increased $4.5 million from $1.2 million for the year ended December 31, 1999 to $5.7 million for the year ended December 31, 2000 as operating performance weakened by $2.1 million for the same period and as the Company recognized an estimated impairment of its explosives business assets of $5 million in connection with the proposed transaction with UEE, which represented a $2.4 million increase from the $2.6 million impairment the Company recognized during the year ended December 31, 1999 on its joint ventures in Ghana and Uzbekistan.

         The increase in TBS revenues of $6.2 million during the year ended December 31, 2000 as compared to the year ended December 31, 1999 is reflective of the consolidation of a full year of operating results at TBS in 2000 versus the four-month start-up period consolidated in 1999. While TBS was able to achieve its revenue goals, difficulties in managing its costs resulted in a net loss to the Company's consolidated operating results of $1.1 million, including general and administrative expenses attributable to TBS. Management does not expect improvement in TBS's performance until organizational changes made in the first quarter of 2001 have sufficient time to take effect, concurrent with TBS's emergence from the traditional winter low-point of the construction industry's yearly cycle. The $2.5 million or 29% increase in the revenues of GME for the year ended December 31, 2000 compared to the year ended December 31, 1999 is primarily the result of increased market penetration. The Company's Canadian operation increased revenues nearly $600,000 or 21% from $2.8 million for the year ended December 31, 1999 to $3.4 million for the year ended December 31, 2000 as its primary customer increased production.

         After adding the general and administrative expenses of TBS and GME to total Cost of Sales for the respective years, gross margin on Net Sales and Royalties decreased $1.3 million for the year ended December 31, 2000 as compared to the year ended December 31, 1999. The $1.3 million decrease consists primarily of the $1.1 million increase in the loss from TBS when comparing 1999 to 2000. Additionally, the contribution from Royalties decreased approximately $200,000 or 26% for the year ended December 31, 2000 as compared to the year ended December 31, 1999. Increasing competition in the bulk explosives market in the Western U.S. has added pressure to already small margins resulting in a $700,000 decrease in contribution from the Company's Western U.S. division for the year ended December 31, 2000 as compared the same period in 1999. This decrease in contribution for the period was essentially offset by the combined increase in contribution from GME and from the Company's Eastern U.S. and Canadian divisions. For the year ended December 31, 2000 as compared to the prior period, the increase in equity in earnings from CMS and EMS of $411,000 and $121,000, respectively, combined with a decrease in the equity loss from WAC of $181,000 was not enough to offset the decrease in equity in earnings from Cyanco of $980,000, resulting in a net decrease in equity in earnings for the period of $267,000.

         The general and administrative expenses of the Company increased from $2.89 million for the year ended December 31, 1999 to $4.55 million for the year ended December 31, 2000, for an increase of $1.66 million. In analyzing the gross margin results of the Company's explosives operating units, the general and administrative expenses of GME and TBS were considered components of the direct contribution from those operating units. However, for purposes of financial statement disclosure, general and administrative expenses for the Company include the general and administrative expenses of GME and TBS. The $1.1 million of general and administrative expenses of GME for the year ended December 31, 2000 remained relatively static, increasing 5% or $54,000, as compared to 1999. However, the general and administrative expenses of TBS increased $1.03 million from $240,000 for the year ended December 31, 1999 to $1,270,000 for the year ended December 31, 2000. The increase in the general and administrative expenses of TBS during the period is primarily attributable to the consolidation of a full year of TBS operating results as compared to the four months consolidated in 1999. However, the $1.03 million increase also includes $350,000 of bad debt expense reflecting the inability of TBS to fully manage its dramatic growth during the year ended December 31, 2000. Excluding the results of TBS and GME, general and administrative expenses increased $570,000 during the year ended December 31, 2000 compared to the prior year. Approximately $250,000 of the increase is attributable to increased professional fees and travel expenses related to the UEE transaction. An increase in fees paid to the Company's Board of Directors accounted for $103,000 of the increase. Additionally, bad debt expense unrelated to TBS increased $85,000 over the prior period.

         Other expenses, which consist primarily of interest expense, increased $193,000 or 102% during the year ended December 31, 2000 as compared to the year the ended December 31, 1999 as a result of increased borrowings to fund the cash operating losses of the Company. The Company recognized a benefit for income taxes of $1.57 million with an effective tax rate of 24% for the year ended December 31, 2000 compared to a benefit of $550,000 and an effective tax rate of 38.6% for the year ended December 31, 1999. The difference between the statutory rate and the 24% effective tax rate for the year ended December 31, 2000 is primarily attributable to the recognition of the difference between the book and tax basis of assets expected to be sold in the transaction with UEE.

          1999 vs 1998
          ------------

         Consolidated revenues increased in 1999 by only 2%; however, the slight change included a $3.3 million or 14% increase in net sales offset by a $2.5 million or 50% decrease in equity earnings of joint ventures. The increase in net sales consisted primarily of an increase in sales from GME of $7.6 million and TBS of $1.5 million, largely offset by a decrease in the sales of the Company's remaining US, Canadian and foreign joint venture explosives operations of $5.4 million. Most of the $2.5 million decrease in equity earnings of joint ventures was attributable to a decrease in Cyanco's 1999 earnings, with the remainder of the decrease resulting from the decrease in equity in the earnings of Turon-MSI and Cayman Mining Services Limited ("CMS").

         Expectations of increased net sales in 1999 were realized with the acquisition of GME and subsequently the establishment of TBS. However, the Company's plans to offset the expected loss of revenues from the completed dam project in California were delayed until several new projects in the Company's western division were brought on line in the first half of 2000. Cyanco's contribution to equity in earnings of joint ventures decreased as volumes and prices for sodium cyanide fell in 1999 in response to the lowest gold prices in 20 years. Because of gold market conditions, the Company was able to negotiate the elimination of deferred royalty obligations it had with respect to its interest in Cyanco resulting in an extraordinary gain for the Company of $1.6 million, net of taxes.

         The loss from operations for the year ended December 31, 1999 of $1.2 million represents a $7 million decrease from the $5.8 million income from operations experienced during the same period in 1998. The $7 million decrease is attributable to the decrease in equity in earnings of Cyanco as explained above, combined with a net decrease in contribution from the Company's explosives operations of $2 million, and the recognition of an impairment of assets of $2.6 million.

         As a result of the completion of the dam project in California in the early part of 1999, combined with decreased coal production by customers in Canada and Colombia, contribution from the Company's western US and Canadian explosives divisions and the Company's Colombian joint venture decreased by a total of $1.7 million when comparing 1999 to 1998. The inability of the Company's joint venture in Uzbekistan to purchase raw materials resulted in a decrease in production. Consequently, contribution from Turon-MSI decreased $400,000 in 1999 as compared to 1998. In analyzing the results of the Company's explosives operating units above, the general and administrative expenses of GME and TBS were considered components of the direct contribution from those operating units. However, for purposes of financial statement disclosure, general and administrative expenses for the Company include the general and administrative expenses of GME and TBS, which represent $1.3 million of the $1.6 million increase in general and administrative expenses in 1999 as compared to 1998. Although intensified effort toward product improvement contributed to the 1999 increase in research and development costs, the establishment of a more resilient packaged emulsion product allowed the Company to reduce losses from its West Virginia plant by approximately $200,000, and strengthened expectations of realizing long-term benefit from the research through increased revenues from packaged emulsions

         In 1999, the impairment of assets represents a write-off of $2.6 million of the Company's investments in West Africa Chemicals Limited (WAC) and Turon-MSI of $800,000 and $1.8 million, respectively, including a $700,000 note receivable from WAC. Although the Company expects to receive payment for raw materials and supplies it sells to its joint venture in Uzbekistan, due to deteriorating conditions observed in the later part of 1999 the Company considered the probability of converting profits from Turon-MSI into hard currency to be remote. Additionally, depressed gold prices and an oversupply of explosives products in Ghana have deterred WAC in obtaining market share sufficient to sustain profitable operations in the long-term and have combined to cause continuing losses. Accordingly, the Company determined in the last quarter of 1999 that it was necessary to write off the respective investments. Future recognition of income or loss from these equity method joint ventures will occur as cash is either received or disbursed.

         . The Company incurred interest expense of $190,000 versus $153,000 of interest income that the Company earned in 1998.

Liquidity and Financial Resources
         The Company's current ratio decreased from 3.57 to 1 as of December 31, 1999 to 1.19 to 1 as of December 31, 2000. Current assets increased $3.15 million as of December 31, 2000 compared to December 31, 1999 as NCI retained a $1 million distribution it had received from Cyanco, taking an initial step toward a potential future separation between the explosives business and the cyanide business, and as net accounts receivable increased $1.48 million or 23%. Inventories also increased $441,000 during the period. The increase in net accounts receivable was principally due to the recognition by the Company of an income tax receivable of $1.1 million resulting from the 2000 and 1999 net operating losses, as well as the change to full-scale operations at TBS by December 31, 2000 versus start-up operations existing at December 31, 1999. Additionally, accounts receivable from CMS decreased approximately $400,000 as the Company was reimbursed for expenditures it had made to procure equipment leased by EMS from MCR, and as payments were received from Turon-MSI for previous raw material shipments decreasing accounts receivable by $600,000. Accounts receivable due from EMS increased $350,000.

          Current liabilities increased just over $8 million from $2.73 million as of December 31, 1999 to $10.75 million as of December 31, 2000. $3.6 million of the increase was created as the Company delayed certain payments and, again, as TBS moved from start-up operations during the last quarter of 1999 to full-scale operations by the end of 2000. Current liabilities were also affected by the increase in the Current Portion of Long-Term Debt. In September 1999, the Company entered into a revolving line of credit agreement ("LOC") that expires in August 2001. It had been the Company's expectation to extend the LOC at the end of the third quarter 2000 to mature in August 2002. However, due to the Company's marginal performance in the later part of 1999 and during 2000, the Company will likely convert this commercial bank borrowing to an asset-based borrowing in advance of the LOC's August 2001 maturity. Management believes that the bank will agree to the refinancing. However, because the Company was not able to extend the LOC, the entire balance of the loan has been reclassified as a current liability. The Company had $4.2 million owing on its LOC as of December 31, 2000. The Company had utilized up to $4.4 million of its LOC during the year ended December 31, 2000. Due to conditions of default existing as of September 30 and December 31, 2000, the bank increased the LOC rate of interest from prime minus 1% to prime plus 0.25%.

         The reclassification of the Current Portion of Long Term Debt, as well as the Company's poor operating performance during 2000, have resulted in technical defaults under the credit agreement. Management believes that the bank will be willing to continue the financing relationship and waive the default. The Company is currently in negotiations with the bank regarding the refinancing and a decision by the bank was not available at the time of filing this report, however, there is no assurance that the refinancing will be approved by the bank.

         The increase in the use of the Company's borrowing capacity has been the result of poor operating performance, particularly at TBS. Rapid growth at TBS resulted in the recognition that over $350,000 of its accounts would not likely be collected. Accordingly, TBS wrote-off $150,000 of accounts receivable against bad debt expense and reserved an additional $200,000 in the allowance for doubtful accounts. Even though changes to the organization and the capitalization of the joint venture are currently being negotiated and management expects TBS's performance to improve during the second quarter of 2001, the losses sustained by TBS during the first quarter along with the untimely collection on some of its accounts have left the future of the joint venture uncertain if the Company elects not to fund TBS's excess cash flow requirements. Reserves established against the Company's investment in TBS in connection with the Company's recognition of impairment against its explosives assets are deemed by management to be adequate.

         Although the Company experienced a loss of $4 million during 2000, much of the loss is the consequence of the establishment of non-cash reserves; accordingly, the Company recognized net cash provided by operating activities of $2.8 million. The Company increased its loans to CMS in the amount of $500,000 to fund operating growth during the year ended December 31, 2000. Additionally, the Company made capital equipment acquisitions of $2.9 million during the year, including $925,000 of accessories production equipment at ODA, $484,000 of equipment related to the Company's joint venture in Russia, $650,000 for the improvement of a magazine site at GME, and the purchase of 2 drills at TBS for approximately $550,000.

         Certain future expectations for the Company are materially dependent on whether the Company can implement its business plan to sell the explosives operations to UEE and utilize the proceeds in developing its other lines of business. The sale of the explosives business to UEE is subject to a number of conditions, including approval by the Company's shareholders, and there can be no assurance it will be completed. In the event that the UEE transaction is not completed and other possible transactions to sell the explosives business can not be achieved, the Company's current capital structure may need to be revised to provide for the anticipated growth requirements for both the explosives and the cyanide lines of products or the Company may be in the position of curtailing certain business activities in order to properly support the long-term growth of the Company.

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

         Within this Annual Report filed on Form 10-K, including this Item 7, there are forward-looking statements made in an effort to inform the reader of management's expectations of future events. These expectations are subject to numerous factors and assumptions, any one of which, could have a material effect on current expectations. These factors which may impact future results include, but are not limited to, changes in world supply and demand for commodities, particularly gold and coal, political, environmental, economic and financial risks, especially those associated with underdeveloped and developing countries, changes in demand for construction activities, major changes in technology which could affect the mining industry as a whole or which could affect explosives and sodium cyanide specifically, competition, the continued availability of highly qualified technical and other professional employees of the Company who can successfully manage the ongoing change and growth. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, the actual results could materially differ from those indicated in the statements made.


Item 7A: Quantitative and Qualitative Disclosure About Market Risk

         The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures and sells some of its products in Colombia, Ghana, Uzbekistan and Canada. It also purchases products for raw materials and for resale from additional foreign markets such as Australia and India. In addition, the Company licenses its technology in other foreign countries such as South Africa, India, Korea, and Namibia. Approximately 13% of the Company's consolidated revenue is generated from foreign markets; however, as explained in the Management's Discussion and Analysis of Operation, the Company's sales in joint ventures are not reported in consolidated revenues and the percentage of the Company's business in foreign countries will likely remain significant. The Company manages its risk of foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and by maintaining hard currency accounts to which dollar denominated contracts are credited. Most of the sales and purchase contracts are denominated in US dollars except in Ghana and Uzbekistan where the investments have now been written off. None of the license royalty payment obligations are denominated in US dollars and are thus subject to the risks of currency rate changes. All excess cash balances are immediately transferred to US dollar accounts to the extent possible. Option contracts to hedge foreign currency transactions are not used by the Company. The Company does not enter into derivative contracts for trading in speculative purposes. Changes in the currency rate are not expected to have a material impact on the Company's results of operations currently. Sales contracts related to the Company's joint venture in Russia are paid in local currency, though pegged to a dollar denominated price. Although the amounts recognized for 2000 are not material to the Company's financial statements, it is likely that sales receipts and leasing contract receipts may be subject to significant time delay in converting them from local currency to US dollars. Accordingly, equity in earnings from that joint venture may be subjected to more currency exchange risk than is experienced by the Company in other foreign joint ventures. It is not expected that currency rate hedging transactions will be used in 2001.

         The Company's cash equivalents and short-term investments and its outstanding debt bear variable interest rates. The rates are adjusted to market conditions. Changes in the market rate affects interest earned and paid by the Company. The Company does not use derivative instruments to offset the exposure to changes in interest rates. Changes in the interest rates are not expected to have a material impact on the Company's results of operations.

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

         None.



                                    PART III

Item 10: Directors and Executive Officers of the Registrant

         (a)  Information regarding the Board of Directors.

         Nathan L. Wade, 72, has been a Director of the Company since June 1989. Since 1953, Mr. Wade has been a Director and principal owner of Nate Wade Subaru, a Salt Lake City, Utah automobile dealership for new and used automobiles. Mr. Wade was appointed Chairman of the Board on January 21, 2000.

         M. Garfield Cook, 60, was appointed to the Board of Directors of the Company on April 4, 2000 and on April 25, 2000 was appointed as Co-Chairman of the Board. From 1972 to 1989 Mr. Cook was President and Chief Executive Officer of IRECO Chemicals, an industrial explosives company with about 1700 employees serving the natural resource industry worldwide. He has served on the boards of a number of corporations involved in the explosives and mining industry. He is also a past Chairman of the Institute of Makers of Explosives in Washington, D.C. From 1988 to 1995 Mr. Cook was Chairman of Non-Invasive Medical Technology Corporation (NMT) involved in developing and producing specialized medical devices, and from 1991 to 1995 he also served as Chairman of In-Line Diagnostics Corporation (IDC), an affiliate of NMT. Mr. Cook has been a private investor since 1995 and has served in executive positions with several civic organizations in Salt Lake City. Mr. Cook is a 1966 graduate of the University of Utah with a B.S. degree in Physics.

         Dr. John T. Day, 61, has been President and Chief Executive Officer of the Company since April 1993. He was one of the founders of the Company and from 1979 to 1993 was Executive Vice President with responsibility for plant design, operations, equipment design and construction, and new product development. Dr. Day was appointed a member of the Board of Directors on November 10, 1986 and was appointed the Chief Executive Officer of the Company in 1993. Dr. Day obtained a B.S. degree in Chemical Engineering from the University of Utah in 1964 and obtained a Sc.D. degree from MIT in 1972.

         James E. Solomon, 51, C.P.A., was appointed a director of the Company in March 2000. He is managing partner at Red Rock Investors, LLC, a venture capital firm. Mr. Solomon specializes in maximizing value for small to mid-size companies. He was formerly a financial manager at Exxon Corporation from 1972 to 1980. From 1980 to 1983 Mr. Solomon was Vice President of Farm Management Company, one of the world's largest agricultural companies. Currently Mr. Solomon is an Adjunct Professor at the Graduate School of Business at the University of Utah.

         James W. Sight, 45, was appointed a director of the Company on April 4, 2000. Mr. Sight graduated from the Wharton School of Finance in 1977. Mr. Sight is an investor and financial consultant. He currently serves on the Boards of Directors of US Home (NYSE), Westmoreland Coal (AMEX) and United Recycling Industries.

         Bryan Bagley, 37, was appointed a director of the Company on June 28, 2000. Since November 1991, Mr. Bagley has been a market maker for Wilson-Davis & Company. From April 1990 through November 1991, Mr. Bagley was a trader for Covey & Co. Previously he was a securities trader for Bagley Securities for four years and in the late 1980's was a stockbroker for Wilson-Davis & Co. Mr. Bagley graduated from the University of Utah in 1987 with a Bachelor of Science degree in Economics.

         Frances Flood, 44, was appointed a director of the Company on June 28, 2000. Ms. Flood is the President, Chief Executive Officer and Chairman of Gentner Communications Corp. Ms. Flood joined Gentner in October 1996 as the Vice President of Sales and Marketing. Prior to joining Gentner, Ms. Flood was Area Director of Sales and Marketing for Ernst & Young, LLP, an international accounting and consulting firm. She graduated from Thomas Edison State College with a BS/BA degree in Banking and Finance.


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

         Duane W. Moss, 53, has been employed by the Company since December 1994, initially as Chief Financial Officer and Legal Counsel. Mr. Moss was appointed Secretary of the Company in 1999 and in 2000 was named Senior Vice President and General Counsel. Prior to joining the Company, Mr. Moss was a self-employed financial and legal consultant and from 1989 to 1992 was the Secretary, Treasurer and Chief Financial Officer of Alta Gold Co. Early in his career, Mr. Moss was a Certified Public Accountant and senior tax professional with Arthur Andersen & Co. Mr. Moss obtained a Juris Doctorate in 1976 and a B.A. degree in Accounting in 1973 from the University of Utah.

         Douglas W. Later, 48, has been employed by the Company since September 1998 as Assistant to the President. Due to the retirement of Dr. Lex L. Udy, Dr. Later was appointed to manage the research and development activities of the Company and the manufacturing of its packaged explosives products. During 2000 Mr. Later was named as a Vice President of the Company. From 1989 to 1998 Dr. Later was president of Mountain States Analytical, a testing and research laboratory. Dr. Later has eighteen years experience in the chemicals industry and management of operations. He received his bachelor's degree in Chemistry in 1978 and a Ph.D. in analytical chemistry in 1982 from Brigham Young University.

         Wade L. Newman, CPA, 42, has been employed by the Company since February 1999 as the Company's Controller and during 2000 was named Vice President and Chief Financial Officer. Mr. Newman was Vice President and CFO, Secretary and Treasurer of Recovery Corporation from 1991 to 1999 and was with Ernst & Young from 1985 to 1991 having served as a Manager in the audit department. Mr. Newman received a Bachelor's degree in Accounting from Brigham Young University in 1985.

         (c)  Section 16(a) Beneficial Ownership Reporting Compliance
         ------------------------------------------------------------

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's stock, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and persons who own more than ten percent of the Company's stock, are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company noted that all required forms, including amendments thereto, were timely filed during the past fiscal year. The Company issues monthly reminders to each executive and director of the Company to help ensure timely filing of reports promulgated under Section 16(a) of the Exchange Act.


Item 11:  Executive Compensation

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company and its affiliates paid to (i) the Chief Executive Officer, (ii) the other most highly compensated executive officers of the Company who were paid in excess of $100,000 (together with the Chief Executive Officer, the "Named Executive Officers") and (ii) Directors of the Company.

Compensation of Executive Officers
----------------------------------

        The following table summarizes compensation received by the Named Executive Officers of the Company for the three fiscal years ended December 31, 2000, 1999 and 1998.

                               Annual Compensation
                               -------------------

   Name and Position                                                      Other Annual       All Other
                                         Salary            Bonus          Compensation      Compensation
                           Year            $                $(1)              $(2)              $(3)
------------------------ ---------- ----------------- ----------------- ----------------- -----------------

Dr. John T. Day            2000         175,000              0               14,452            4,155
President and Chief        1999         175,000           100,000            19,123            7,477
Executive Officer          1998         120,000           132,000            20,601            3,600

Duane W. Moss              2000         115,000              0               8,056             5,573
Sr. V.P.  General          1999         100,000            10,000            4,550             3,087
Counsel and Secretary      1998          80,000            10,000            6,110             2,255


Dr. Douglas W. Later       2000         112,500              0               3,844             2,446
V.P. Technology &          1999          99,756              0               4,195               0
Services                   1998           N/A               N/A               N/A               N/A

Richard M. Clayton         2000         104,250              0               3,046             2,186
V.P. Marketing             1999          95,832              0               4,546             2,690
                           1998          77,700            12,500            9,542             2,331

David P. Reddick           2000         102,635              0               4,781             1,380
V.P. Operations            1999          93,500              0               5,423             2,866
                           1998          73,500              0               4,350             2,760


(1) Includes all cash and non-cash bonuses paid on a discretionary basis by the Board of Directors as recommended by the Compensation Committee. In the case of Dr. Day, the 1999 grant of a $100,000 bonus was not paid in 1999, but was used to retire debt and accrued interest in 2000 and to exercise the right to purchase his company vehicle pursuant to the Company's vehicle policy.

(2) Includes life and disability insurance premiums and tax services paid on behalf of Dr. Day and medical reimbursement payments, office and automobile allowances and personal mileage on company-owned vehicles on the part of other Named Executive Officers.

(3) Includes matching contributions made by the company on behalf of the Named Executive Officers pursuant to the Mining Services International Profit Sharing 401(k) Plan (the "Plan").


Option Grants in Last Fiscal Year

         During 2000 each of the Directors, including Dr. Day, received stock options for the Company's common stock in the amount of 39,500 options at an exercise price of $1.437 per option, exercisable beginning on the day of grant, August 2, 2000, for a period of five years. In addition each of the Named Executive Officers and Wade Newman, CFO of the Company, received 10,000 options for the Company's common stock at an exercise price of $2.313 per option, exercisable beginning on the day of grant, April 25, 2000, for a period of three years. The options granted to the directors and officers of the Company were approved by the Board of Directors pursuant to the 1987 Stock Option Plan. The following table sets for the information regarding Executive Officers:



----------------------------------------------------------------- ------------------------------------------- --------------
                       Individual Grants                          Potential realizable value at assumed       Alternative
                                                                  annual rates of stock price appreciation    to (f) and
                                                                  for option term                             (g): grant
                                                                                                              date value
----------------------------------------------------------------- ------------------------------------------- --------------
Name                     Number of      Percent of     Exercise or    Expiration                              Grant date
                         securities     total          base price     Date                                    present
                         underlying     Options        ($/Sh)                          5% ($)       10%(f)    value $
                         options        granted to
                         granted        employees in
          (a)                 (b)       fiscal year         (d)            (e)           (f)         (g)          (h)*
                                             (c)
------------------------ -------------- -------------- -------------- -------------- ------------ ----------- --------------
John T. Day              39,500              40%           1.437        8/1/2005       14,180       28,400       28,835
                         10,000              10%           2.313        4/24/2003       3,470        6,940        7,300
------------------------ -------------- -------------- -------------- -------------- ------------ ----------- --------------
Duane W. Moss            10,000              10%           2.313        4/24/2003       3,470        6,940        7,300
------------------------ -------------- -------------- -------------- -------------- ------------ ----------- --------------
Douglas W. Later         10,000              10%           2.313        4/24/2003       3,470        6,940        7,300
------------------------ -------------- -------------- -------------- -------------- ------------ ----------- --------------
Richard M. Clayton       10,000              10%           2.313        4/24/2003       3,470        6,940        7,300
------------------------ -------------- -------------- -------------- -------------- ------------ ----------- --------------
David P. Reddick         10,000              10%           2.313        4/24/2003       3,470        6,940        7,300
------------------------ -------------- -------------- -------------- -------------- ------------ ----------- --------------
Wade Newman              10,000              10%           2.313        4/24/2003       3,470        6,940        7,300
------------------------ -------------- -------------- -------------- -------------- ------------ ----------- --------------

     *The Black-Scholes option pricing model was used

Aggregated Option/SAR Exercises and Fiscal Year End Option/SAR Value
--------------------------------------------------------------------

         The following table sets forth the aggregate value of unexercised options to acquire shares of the Common Stock held by the Named Executive Officers on December 31, 2000 and the value realized upon the exercise of options by the Named Executive Officers during the fiscal year ended December 31, 2000, of which there were none. There are no stock appreciation rights issued under the Plan.


                                                     Number of                     Value of Unexercised
                               Shares                Unexercised                   In-the-Money Options/SARs
                              Acquired               Options/SARs                  at FY-End ($)(1)
                                 On        Value     At FY-End (#)                 Exercisable/Unexercisable
Name                          Exercise    Realized   Exercisable/Unexercisable
---------------------------- ----------- ----------- ----------------------------- ----------------------------

Dr. John T. Day              None                    49,500          0             $0.00             $0.00
President and Chief
Executive Officer

Duane W. Moss                None                    49,849        53,132          $0.00             $0.00
Sr. VP and General Counsel

Dr. Doug Later               None                    15,000          0             $0.0              $0.00
VP Technology & Services

Richard M. Clayton           None                    49,849        53,132          $0.0              $0.00
VP Sales & Marketing

David P. Reddick             None                    76,415        53,132          $0.0              $0.00
VP Operations


(1) Reflects the difference between the exercise price of the options granted and the value of the Common Stock on December 31, 2000. The closing price of the Common Stock on December 31, 2000, as reported by NASDAQ was $1.3438 per share. The options granted are subject to risks of forfeiture and a vesting schedule. In the case of Mr. Moss, Mr. Clayton and Mr. Reddick 13,283 options may vest to each of them each year on the anniversary date of the option grant, subject to Board of Directors approval.

Compensation of Directors
-------------------------

         There were fourteen (14) regular meetings of the Board of Directors held during 2000. All of the applicable Directors were personally in attendance or were present via teleconferencing at all of the meetings during the year. Both Mr. Bagley and Ms. Flood were appointed to the Board on June 28, 2000.

         During 2000 each non-employee director received a $7,200 annual fee payable ratably in monthly payments of $600.00. In addition, the non-employee directors receive one thousand dollars per board meeting attended and are reimbursed for time spent on extra approved Board assignments at a per-diem rate of one thousand dollars per day. During 2000, the following directors received compensation for extra approved Board assignments: Garfield Cook $5,000, James
E. Solomon $12,000 and James Sight $7,000.


Item 12:   Security Ownership of Certain Beneficial Owners and Management

         The following tabulation shows as of April 12, 2001 the number of shares of the Company's common stock, par value $0.001, owned beneficially by:
(a) all persons known to be the holders of more than five percent (5%) of the Company's voting securities, (b) Directors, (c) named Executive Officers and (d) all Officers and Directors of the Company as a group:

                                                        Amount and Natures of
                                                        Beneficial ownership (1)
                                                        ------------------------
Name and Address of Beneficial Owner                      Shares        Percent

E. Bryan Bagley --------------------------------------   2,111,034(2)    27.1%
1470 Arlington Dr.
Salt Lake City, UT 84103

Dr. John T. Day   ------------------------------------     600,804(8)     7.7%
5 Dawn Hill
Sandy, Utah 84092

Edward N. Bagley Estate ------------------------------     583,280        7.8%
8987 St. Ives Drive
Los Angeles, California 90069

Lex L. Udy       -------------------------------------     560,906(3)     7.2%
4597 Ledgemont Drive
Salt Lake city, Utah 84124

Nathan L. Wade     -----------------------------------     262,822(4)     3.4%
1207 South Main Street
Salt Lake City, Utah 84111

Duane W. Moss  ---------------------------------------      85,593(5)     1.1%
7952 So. Siesta Drive
Sandy, UT 84093

David P. Reddick   -----------------------------------     115,018(7)     1.5%
140 Mather Road
McCall, Idaho 83638

All Officers and Directors
as a group (12 persons) ------------------------------   3,429,418(6)    44.0%

--------------------------------------------------------------------------------


(1) Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the Company's common stock beneficially owned by such person. The total number of outstanding shares included in the computation of percentages is 7,314,260 plus 487,613 options which are exercisable or become exercisable by executives and directors within 60 days. The directors of the Company not named above, M. Garfield Cook, James Solomon, James W. Sight and Frances Flood do not own shares in the Company. Richard M. Clayton and Douglas W. Later individually own significantly less than 1% of the outstanding shares of the Company.

(2) Includes 1,883,287 shares held by the BLA Irrevocable Investment Trust of ]which Mr. Bagley is a co-Trustee with his adult sister, Lisa Higley, who lives in Colorado.

(3) Includes shares owned solely by Dr. Udy's wife and shares in a family limited partnership.

(4) Includes shares held by a partnership of which Mr. Wade is a partner, shares held in an IRA account for the benefit of Mr. Wade's spouse and shares held by Mr. Wade's family members residing in his home; also included are 39,500 options currently exercisable by Mr. Wade

(5) Includes options for 49,849 shares which are presently exercisable or will become exercisable within 60 days.

(6) Includes shares controlled by Mr. Bagley as co-trustee of the BLA Irrevocable Investment Trust and includes 487,613 options for shares which are currently exercisable or which become exercisable by the directors and executive officers of the Company within 60 days. Also included are shares representing less than 1% owned by executive officers of the company, including Mr. Clayton 13,298 shares, Dr. Later 5,000 shares and Mr. Newman 3,000 shares.

(7) Includes options for 76,415 shares which are presently exercisable or will become exercisable within 60 days.

(8) Includes options for 49,500 shares which are presently exercisable or will become exercisable within 60 days.


Item 13: Certain Relationships and Related Transactions

         On April 10, 1998, the Company provided John T. Day a five-year loan of $75,000 at LIBOR 30-day rate plus 1% adjusted annually on the anniversary date. Interest is payable annually with principal due on the date of maturity. The loan is secured with shares of Company stock owned by Dr. Day. As of December 31, 2000 the amount of the loan outstanding was $28,060.82 with accrued interest of $4,280.82.

                                     PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

     1.  a.    The consolidated financial statements for the fiscal year ended
               2000 of the Company and the report of independent certified public accountants required in Part II, Item 8 are included on pages F-1 to F-27.

         b. Also included as financial statement schedules to the Annual Report on Form 10-K as Exhibit 99 are:

               The financial statements for the fiscal year ended 2000 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

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

         10.4 Asset Purchase Agreement dated November 30, 2000 entered into by and between the Company and UEE (this filing)

         21    List of Subsidiaries

         99 The financial statements for the fiscal year ended 2000 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants.

    3.   Reports on Form 8-K

              No reports on Form 8-K have been filed during the quarter ended December 31, 2000.

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


   Signatures            Capacity in Which Signed                  Date
--------------------------------------------------------------------------------




/S/ Nathan L. Wade      Co-Chairman of the Board of Directors     April 17, 2001
Nathan L. Wade


/S/ Garfield Cook       Co-Chairman of the Board of Directors     April 17, 2001
Garfield Cook


/S/ John T. Day         President, Chief Executive Officer        April 17, 2001
John T. Day             and Director (Principal Executive Officer)


/S/ Bryan Bagley        Director                                  April 17, 2001
Bryan Bagley

/S/ James Sight         Director                                  April 17, 2001
James Sight

/S/ James Solomon       Director                                  April 17, 2001
James Solomon

/S/ Fran Flood          Director                                  April 17, 2001
Fran Flood

/S/ Duane W. Moss       General Counsel and Secretary             April 17, 2001
Duane W. Moss

/S/ Wade Newman         Vice President and Chief Financial        April 17, 2001
Wade Newman             Officer and Principal Accounting Officer

MINING SERVICES INTERNATIONAL CORPORATION
Consolidated Financial Statements
December 31, 2000 and 1999

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


Notes to consolidated financial statements                                F-8



--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT




To the Board of Directors and Stockholders of Mining Services International Corporation


We have audited the consolidated balance sheet of Mining Services International Corporation and Subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2000, 1999, and 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mining Services International Corporation and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years ended December 31, 2000, 1999, and 1998 in conformity with generally accepted accounting principles.



                                                     TANNER + CO.



Salt Lake City, Utah
April 12, 2001



                                                                 MINING SERVICES INTERNATIONAL CORPORATION

                                                                                Consolidated Balance Sheet
                                                                      (In thousands, except share amounts)

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------


              Assets                                                         2000              1999
              ------
                                                                       -----------------------------------

Current assets:
     Cash                                                              $           2,113   $           975
     Receivables, net                                                              7,971             6,495
     Inventories                                                                   2,248             1,807
     Prepaid expenses                                                                212               112
     Current portion of related party notes receivable                               250               250
                                                                       -----------------------------------

                  Total current assets                                            12,794             9,639

Investment in and advances to joint ventures                                      12,886            12,846
Property, plant and equipment, net                                                 7,647             9,165
Goodwill, net                                                                          -             2,018
Related party notes receivable                                                     1,086               633
Other assets                                                                         393               160
                                                                       -----------------------------------

                                                                       $          34,806   $        34,461
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                             $           5,901   $         2,257
     Current portion of long-term debt                                             4,850               473
                                                                       -----------------------------------

                  Total current liabilities                                       10,751             2,730

Long-term debt                                                                     1,756             4,475
Deferred income taxes                                                              2,054             2,408
                                                                       -----------------------------------

                  Total liabilities                                               14,561             9,613
                                                                       -----------------------------------

Minority interest                                                                      -               497
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Common stock, $.001 par value, 500,000,000 shares
       authorized 7,314,260 shares issued and outstanding                              7                 7
     Capital in excess of par value                                                5,312             5,312
     Cumulative foreign currency translation adjustments                            (456)             (381)
     Retained earnings                                                            15,382            19,413
                                                                       -----------------------------------

              Total stockholders' equity                                          20,245            24,351
                                                                       -----------------------------------

                                                                       $          34,806   $        34,461
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-3




                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                      Consolidated Statement of Operations
                                                                      (In thousands, except share amounts)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------




                                                            2000             1999              1998
                                                     -----------------------------------------------------
Revenue:
     Net sales                                       $           35,889   $       26,752   $        23,414
     Royalties                                                      892            1,154             1,345
     Equity in earnings of joint ventures                         2,244            2,511             4,989
     Other income                                                   105              191               117
                                                     -----------------------------------------------------

                                                                 39,130           30,608            29,865
                                                     -----------------------------------------------------

Costs and expenses:
     Costs of sales                                              34,619           25,497            22,128
     General and administrative                                   4,550            2,893             1,331
     Research and development                                       686              805               587
     Impairment of assets                                         4,990            2,622                 -
                                                     -----------------------------------------------------

                                                                 44,845           31,817            24,046
                                                     -----------------------------------------------------

Income (loss) from operations                                    (5,715)          (1,209)            5,819

Interest expense                                                   (509)            (211)              (16)
Other income                                                        126               21               169
                                                     -----------------------------------------------------

Income (loss) before (provision) benefit for
  income taxes, minority interest, and
  extraordinary item                                             (6,098)          (1,399)            5,972
                                                     -----------------------------------------------------

Benefit (provision) for income taxes:
     Current                                                      1,216              426            (1,790)
     Deferred                                                       354              124              (310)
                                                     -----------------------------------------------------

                                                                  1,570              550            (2,100)
                                                     -----------------------------------------------------

Income (loss) before minority interest and
  extraordinary item                                             (4,528)            (849)            3,872

Minority interest in (income) loss                                  497              (25)                -
                                                     -----------------------------------------------------

Income (loss) before extraordinary item                          (4,031)            (874)            3,872

Extraordinary item - extinguishment of deferred
  obligation                                                          -            1,599                 -
                                                     -----------------------------------------------------

Net income (loss)                                    $           (4,031)  $          725   $         3,872
                                                     -----------------------------------------------------

Earnings (loss) per common share-basic               $             (.55)  $          .10   $           .53
                                                     -----------------------------------------------------

Earnings (loss) per common share-diluted             $             (.55)  $          .10   $           .52
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




                                                                 MINING SERVICES INTERNATIONAL CORPORATION

                                                            Consolidated Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)

                                                             Years Ended December 31, 2000, 1999, and 1998
----------------------------------------------------------------------------------------------------------


                                                                    Cumulative
                                                      Capital in     Foreign
                                                        Excess       Currency
                                 Common Stock           of Par    Translation     Retained
                              Shares       Amount        Value     Adjustments    Earnings       Total
                           -------------------------------------------------------------------------------

Balance at
January 1, 1998                7,353,344  $        7  $   5,416   $        -     $    15,182   $    20,605

Comprehensive net income
  calculation:
  Net income                           -           -          -            -           3,872         3,872

  Other comprehensive
    income-foreign currency
    translation adjustment, net        -           -          -          242               -           242
                                                                                               -----------
Comprehensive income                                                                                 3,630
                                                                                               -----------

Shares issued for:
  Exercise of stock options       33,407           -        119            -               -           119
  Acquisition of subsidiary       28,009           -        302            -               -           302

Acquisition and retirement of
  common stock                    75,000           -        394            -               -           394

Cash dividends paid                    -           -          -            -            (185)         (185)
                           -------------------------------------------------------------------------------

Balance at
December 31, 1998              7,339,760           7      5,443         (242)         18,869        24,077

Comprehensive net income
  calculation:
  Net income                           -           -          -            -             725           725

  Other comprehensive
    income-foreign currency
    translation adjustment, net
                                       -           -          -         (139)              -          (139)
                                                                                               -----------
Comprehensive income                                                                                   586
                                                                                               -----------

Acquisition and retirement of
  common stock                    25,500           -        131            -               -           131

Cash dividends paid                    -           -          -            -            (181)         (181)
                           -------------------------------------------------------------------------------



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




                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                            Consolidated Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------



                                                                    Cumulative
                                                      Capital in     Foreign
                                                        Excess       Currency
                                  Common Stock           of Par    Translation    Retained
                              Shares       Amount        Value     Adjustments    Earnings       Total
                           -------------------------------------------------------------------------------

Balance at
December 31, 1999              7,314,260           7      5,312         (381)         19,413        24,351

Comprehensive net income
  calculation:
  Net loss                             -           -          -            -          (4,031)       (4,031)

  Other comprehensive
    income-foreign currency
    translation adjustment, net        -           -          -          (75)              -           (75)
                                                                                               -----------
Comprehensive loss                     -           -          -            -               -        (4,106)
                                                                                               -----------


                           -------------------------------------------------------------------------------
Balance at
December 31, 2000              7,314,260  $        7  $   5,312   $     (456)    $    15,382   $    20,245
                           -------------------------------------------------------------------------------


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



                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                      Consolidated Statement of Cash Flows
                                                                                            (In Thousands)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                 2000           1999            1998
                                                            ----------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                      $        (4,031)  $        725    $      3,872
     Adjustments to reconcile net income (loss) to net cash
       provided by operating activities:
         Depreciation and amortization                                1,595          1,318             797
         Provision and reserves for losses on assets                    222             66             147
         Loss (gain) on disposal of equipment                             1            (11)            (14)
         Stock compensation expense                                                      -              37
         Distributed (undistributed) earnings of joint
           ventures                                                    (245)         1,490             (11)
         Impairment of assets                                         4,990          2,622               -
         Extraordinary item - extinguishment of deferred
           obligation                                                     -         (2,422)              -
         Deferred income taxes                                         (354)          (124)            305
         (Increase) decrease in:
              Receivables                                            (1,711)          (692)         (1,735)
              Inventories                                              (441)           (86)            320
              Prepaid expenses                                         (100)             8             185
              Other assets                                             (233)            61             157
         Increase (decrease) in:
              Accounts payable and accrued  expenses                  3,644           (686)           (174)
              Minority interest                                        (497)            25               -
                                                            ----------------------------------------------
                      Net cash provided by
                      operating activities                            2,840          2,294           3,886
                                                            ----------------------------------------------

Cash flows from investing activities:
     Proceeds from the sale of plant and equipment                       35             62              74
     Increase in notes receivable                                      (500)           (58)           (475)
     Payments on note receivable                                         47            100             250
     Purchase of plant and equipment                                 (2,945)        (3,971)         (1,189)
     (Investment in) retainment from joint ventures                       3           (507)         (1,196)
     Net cash paid in acquisition                                         -              -          (2,399)
     Capital contribution from minority interest                          -            472               -
                                                            ----------------------------------------------
                      Net cash used in
                      investing activities                           (3,360)        (3,902)         (4,935)
                                                            ----------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                     2,241          3,890             700
     Payments on long-term debt                                        (583)        (1,309)              -
     Retirement of common stock                                           -           (131)           (394)
     Cash dividend paid                                                   -           (181)           (185)
     Issuance of common stock                                             -              -              82
                                                            ----------------------------------------------
                      Net cash provided by
                      financing activities                            1,658          2,269             203
                                                            ----------------------------------------------

Net increase (decrease) in cash                                       1,138            661            (846)

Cash, beginning of year                                                 975            314           1,160
                                                            ----------------------------------------------

Cash, end of year                                           $         2,113   $        975    $        314
                                                            ----------------------------------------------

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

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)

                                               December 31, 2000, 1999, and 1998
--------------------------------------------------------------------------------


1.   Organization       Organization
     and                Mining Services International  Corporation (the Company)
     Significant        and its wholly owned  subsidiaries,  MSI Chemicals  Ltd.
     Accounting         (MSIC), Central Asia Chemicals LTD (CAC), O'Brien Design
     Policies           Associates,   Inc.(ODA)   which  the  Company   acquired
                        effective  October 30, 1998, Green Mountain  Explosives,
                        Inc. (GME) which the Company acquired effective December
                        9, 1998,  MSI Russia,  L.L.C.  (MSIR)  which the Company
                        organized   effective   October   16,   1998,   and  MSI
                        International  Holding  Company,  Ltd.  (MSI  IHC),  are
                        primarily  engaged in the  development,  manufacture and
                        sale  of  bulk   explosives  and  related   support  and
                        services.  In addition,  Nevada Chemicals,  Inc., also a
                        wholly-owned subsidiary, has a fifty percent interest in
                        Cyanco Company (Cyanco),  a non-corporate joint venture,
                        which is engaged in the  manufacture  and sale of liquid
                        sodium  cyanide.  The Company also owns 51% of Tennessee
                        Blasting  Services,  L.L.C (TBS),  which was established
                        September 1, 1999. TBS provides  drilling,  blasting and
                        explosives resale services and its accounts are included
                        in  the  Company's  consolidated  financial  statements,
                        including   accounts   which   represent   the  minority
                        interest. During the fourth quarter of 2000, TBS reached
                        a deficit in stockholder  equity and as such the Company
                        reduced the  minority  interest to $0.  Since that time,
                        the  Company  has  recorded  100% of the  results of TBS
                        operations.   The  financial   statements   reflect  the
                        investment in joint ventures of which the Company owns a
                        50%  or  less  interest   under  the  equity  method  of
                        accounting. Summarized financial information for these joint ventures is included in note 15.

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


--------------------------------------------------------------------------------
                                                                             F-8

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Organization - Continued
     and                The Company has an agreement with Production Association
     Significant        "Ammofos" of Almalyk,  the Republic of Uzbekistan (PAA),
     Accounting         a government  owned  chemical  producer.  The  Agreement
     Policies           creates a joint  venture  with the Company and PAA which
     Continued          operates under a limited liability  enterprise organized
                        under   Uzbekistan   laws.   The  enterprise  is  called
                        Turon-MSI  Ltd.,  in  which  MSI  holds  a 51%  interest
                        through  MSI IHC and PAA holds a 49%  interest.  MSI has
                        committed to supply plant and  equipment  along with its
                        technological know-how in return for its interest in the
                        joint  venture  and PAA has  committed  to  provide  the
                        infrastructure  of the  plant.  Effective  December  28,
                        1999, MSI  transferred its ownership of Turon - MSI Ltd.
                        to MSI  IHC.  Due to  inability  to  date  of  obtaining
                        conversion  of profits  to hard  currency,  the  Company
                        determined  in the fourth  quarter of 1999 to  write-off
                        its   investment  in  Turon  -  MSI.  The  Company  only
                        recognizes income or loss as cash is either received or disbursed.

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


--------------------------------------------------------------------------------
                                                                             F-9

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization       Organization - Continued
     and                On November  30, 2000 the Company  entered into an Asset
     Significant        Purchase  Agreement  to sell  its  explosives  business.
     Accounting         Pursuant  to  such  agreement,  the  Company  will  sell
     Policies           substantially  all  of  the  assets,   subsidiaries  and
     Continued          certain  joint  venture   interests  of  the  explosives
                        manufacturing, services and supply business. The Company will maintain its investment in the corporate office building, Cyanco and WAC (see note 8).

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


--------------------------------------------------------------------------------
                                                                            F-10

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Goodwill
     and                Goodwill  reflects the excess of the costs of purchasing
     Significant        GME over the fair value of the related net assets at the
     Accounting         date  of  acquisition,  and is  being  amortized  on the
     Policies           straight-line  basis  over  10  years.  Amortization  of
     Continued          goodwill  began  January 1, 1999.  Amortization  expense
                        totaled  $224,  $225  and $0 in  2000,  1999  and  1998,
                        respectively.  On November 30, 2000 the Company  entered
                        into an  asset  purchase  agreement  for the sale of its
                        explosives  business.   As  a  result  of  the  proposed
                        transaction the Company has recognized an impairment against assets related to its explosives business and has eliminated all unamortized goodwill as of December
                        31, 2000 (see Note 8).

                        Other Assets
                        Certain items included in other assets are amortized over five years using the straight-line method. Amortization expense totaled $4, $4, and $4, in 2000, 1999, and 1998, respectively.

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


--------------------------------------------------------------------------------
                                                                            F-11

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



1.   Organization       Earnings Per Common Share
     and                The computation of earnings per common share is based on
     Significant        the weighted average number of shares outstanding during
     Accounting         the year.
     Policies
     Continued          The  computation  of earnings per common share  assuming
                        dilution is based on the weighted average number of shares outstanding during the year plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year.

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

                        The Company's customer base consists primarily of mining companies. Although the Company is directly affected by the well-being of the mining industry, management does not believe significant credit risk exists at December 31, 2000.

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


--------------------------------------------------------------------------------
                                                                            F-12

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Reclassification
     and                Certain  amounts  in  the  1999  and  1998  consolidated
     Significant        financial  statements have been  reclassified to conform
     Accounting         with classifications adopted in the current year.
     Policies
     Continued



2.   Detail of
     Certain
     Balance
     Sheet
     Accounts                                              December 31,
                                                   -----------------------------
                                                        2000          1999
                                                   -----------------------------

Receivables:
     Trade receivables                             $        6,051   $     4,938
     Income tax refund receivable                           1,110             -
     Related party receivables (see Note 10)                  920         1,653
     Other                                                    215           117
     Less allowance for doubtful accounts                    (325)         (103)
                                                   -----------------------------

                                                   $        7,971   $     6,605
                                                   -----------------------------



Inventories:
     Raw materials                                 $          761   $       737
     Finished goods                                         1,487         1,070
                                                   -----------------------------

                                                   $        2,248   $     1,807
                                                   -----------------------------



Accounts payable and accrued expenses:
     Trade payables                                $        4,757   $     1,422
     Accrued expenses                                       1,144           835
                                                   -----------------------------

                                                   $        5,901   $     2,257
                                                   -----------------------------


--------------------------------------------------------------------------------
                                                                            F-13

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

3.   Property,          Property, plant and equipment consists of the following:
     Plant and
     Equipment                                        December 31,
                                                 --------------------------
                                                     2000         1999
                                                 --------------------------

Plant equipment and fixtures                     $       8,761   $    9,501
Support equipment and fixtures                           5,319        5,586
Office equipment and fixtures                              370          537
Vehicles                                                   546          642
Land                                                       107          107
                                                 --------------------------

                                                        15,103       16,373

Less accumulated depreciation
  and amortization                                      (7,456)      (7,208)
                                                 --------------------------

                                                 $       7,647   $    9,165
                                                 --------------------------

4.   Related            Notes receivable are comprised of the following:
     Party Notes
     Receivable                                                December 31,
                                                      --------------------------
                                                          2000         1999
                                                      --------------------------

                        Unsecured note receivable
                        from CMS, in annual
                        installments of $250 and
                        semi-annual interest
                        payments at the rate of
                        1.5% above the six-month
                        LIBOR                        $     1,250    $      750

                        Notes receivable from
                        officers of the Company
                        secured by stock, interest
                        payments due annually at 1%
                        above the three-month LIBOR,
                        principal due in full
                        April 2003 and June 2004              86           133
                                                     -------------------------

                                                           1,336           883
                       Less current portion                 (250)         (250)
                                                     -------------------------

                                                     $     1,086    $      633
                                                     -------------------------


--------------------------------------------------------------------------------
                                                                            F-14

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


5.   Long-Term          Long-term debt is comprised of the following:
     Debt
                                                           December 31,
                                                     --------------------------
                                                         2000         1999
                                                     --------------------------

                        Line of credit agreement,
                        secured by a blanket lien
                        on all assets, which allows
                        the Company to borrow a
                        maximum amount of $4,500 at
                        the bank's prime rate plus
                        .25%, due August 31, 2001.
                        At December 31, 2000 the
                        Company was not in
                        compliance with certain
                        loan covenants related to
                        financial ratios and is
                        therefore technically in
                        default with the line of
                        credit                       $     4,195    $    2,916

                        Notes payable to financial
                        institutions, due in monthly
                        installments of $37,
                        including interest ranging
                        from 7.35% to 9.75%, secured
                        by property                        1,230           563

                        Unsecured performance
                        deposit payable to a company,
                        due in monthly installments
                        of $16, including imputed
                        interest at 7%, due on
                        December 9, 2003                     503           649

                        Notes payable to individuals,
                        due in monthly installments
                        of $13, including interest at
                        12%, secured by property and
                        equipment, due December 9,
                        2003                                 402           507

                        Construction loan payable
                        in monthly installments of
                        $2, including interest at
                        8.15%, secured by property,
                        due April 10, 2004                   230           241

                        Unsecured non-compete
                        agreement payable to an
                        individual, due in monthly
                        installments of $1, including
                        imputed interest at 7%, due
                        December 9, 2003                      36            47


--------------------------------------------------------------------------------
                                                                            F-15

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


5.   Long-Term          Mortgage note payable to an
     Debt               individual, due in annual
     Continued          installments of $2,
                        including interest at 10%,
                        due October 13, 2003                  10            13
                                                     -------------------------
                        Loan payable to a Company,
                        due in monthly
                        installments of $2,
                        including interest at 9.5%,
                        secured by property, due
                        August 1, 2000                         -            12
                                                     -------------------------

                                                           6,606         4,948

                        Less current portion              (4,850)         (473)
                                                     -------------------------

                                                     $     1,756    $    4,475
                                                     -------------------------


                        Future maturities of long-term debt are as follows:


                        Year Ending December 31:                Amount
                        ------------------------          -----------------

                           2001                           $           4,850
                           2002                                         714
                           2003                                         711
                           2004                                         318
                           2005                                          13
                                                          -----------------

                                                          $           6,606
                                                          -----------------



--------------------------------------------------------------------------------
                                                                            F-16

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

6.   Operating          During the year ended  December  31,  2000,  the Company
     Leases             leased certain vehicles,  property,  and equipment under
                        various non-cancelable operating leases. Lease expense relating to the operating leases was approximately $245, $160 and $10 for the years ended December 31, 2000, 1999 and 1998, respectively. Future minimum lease payments are as follows:

                        Year Ending December 31:                    Amount
                                                              ------------------

                              2001                            $              194
                              2002                                           122
                              2003                                            62
                                                              ------------------

                                                              $              378
                                                              ------------------

7.   Income             The current  provision for income taxes  represents U.S.
     Taxes              federal  income taxes,  taxes  withheld on royalties and
                        other foreign income taxes.

                        The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to (loss) income before benefit (provision) for income taxes for the following reasons:

                                           Years Ended December 31,
                                -------------------------------------------
                                     2000           1999          1998
                                -------------------------------------------

Federal income tax benefit
(provision) at statutory rate   $         2,073    $      476     $  (2,030)
Goodwill                                   (420)            -             -
Life insurance and meals                    (23)            6           (12)
Other                                       (60)           68           (58)
                                -------------------------------------------

                                $         1,570    $      550     $  (2,100)
                                -------------------------------------------



--------------------------------------------------------------------------------
                                                                            F-17

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

7.   Income             Deferred tax assets  (liabilities)  are comprised of the
     Taxes              following:
     Continued
                                                       December 31,
                                               ----------------------------
                                                    2000          1999
                                               ----------------------------

Depreciation and amortization                  $       (3,311)  $    (2,912)
Deferred income                                          (556)         (216)
Write-down of impaired assets                           1,151           600
Foreign tax credit carryforward                           438           120
Other                                                     224             -
                                               ----------------------------

                                               $       (2,054)  $    (2,408)
                                               ----------------------------


8.   Impairment         Pursuant to the Asset  Purchase  Agreement,  the Company
     of Assets          will sell substantially all of the assets,  subsidiaries
                        and certain joint venture interests of the explosives manufacturing, services and supply business. The Company will maintain its investment in Cyanco and WAC. Based on the estimated sales proceeds and the net book value of the assets to be sold it was determined that the Company would recognize a loss of approximately $4.99 million upon the sale. Accordingly, as of December 31, 2000, the Company recognized an estimated impairment of $1,794 related to goodwill, $3,086 related to property plant and equipment, and $110 related to its investment in and advances to joint ventures.

                        During the year ended December 31, 1999, the Company evaluated the carrying value of its investments in and advances to joint ventures based upon projected future cash flows. Based on this evaluation the Company recorded an aggregate non-cash expense for the impairment as follows:


Investment in and advances to foreign
  joint ventures                                             $        1,922
Related party notes receivable from foreign
  joint ventures                                                        700
                                                             --------------

                                                             $        2,622
                                                             --------------


                        At December 31, 1999, equity in earnings of joint ventures included approximately $140 of interest income relating to the impairment.

--------------------------------------------------------------------------------
                                                                            F-18

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

9.   Supplemental       During the year ended  December 31,  1998,  officers and
     Cash Flow          shareholders retired common stock with a market value of
     Information        $1,091 in order to  exercise  stock  options,  pay notes
                        receivable, related interest, and advances.

                        Actual amounts paid for interest and income taxes are as follows:

                                   Years Ended December 31,
                      -----------------------------------------------------
                             2000              1999             1998
                      -----------------------------------------------------

Interest              $              509   $          211   $           16
                      -----------------------------------------------------

Income taxes          $              127   $          801   $        1,965
                      -----------------------------------------------------


10.  Related Party      The Company  performs  certain  functions for Cyanco for
     Transactions       which it receives a fee. The fee is offset against costs
                        of sales.  Fees  totaled  $342,  $287 and $326,  for the
                        years  ended   December  31,  2000,   1999,   and  1998,
                        respectively.

                        At  December   31,  2000  and  1999,   the  Company  had
                        receivables of $920 and $1,653, respectively, from joint ventures (see Notes 1 and 2).

                        As of December 31, 2000 and 1999, the Company had notes receivable from joint ventures of $1,250 and $750, respectively (see Note 4).

                        As of December 31, 2000 and 1999, the Company had notes receivable from officers of the Company for $86 and$133, respectively (see Note 4).

                        For the years ended December 31, 2000, 1999 and 1998, the Company recognized interest income of $105, $191, and $117, respectively, related to notes receivable from joint ventures.

                        During the years ended December 31, 2000, 1999 and 1998, the Company recognized revenues of approximately $709, $206, and $686, respectively, from joint ventures, related to royalties, services provided, and the sale of manufacturing products.



--------------------------------------------------------------------------------
                                                                            F-19

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

11.  Major              Sales to major customers which exceeded 10% of net sales
     Customers          are as follows:
     and Foreign
     Operations                           Years Ended December 31,
                                    ---------------------------------------
                                        2000         1999         1998
                                    ---------------------------------------

Company A                           $       6,612  $    4,638    $           -
Company B                           $           -  $        -    $       4,844
Company C                           $           -  $        -    $       3,855
Company D                           $           -  $        -    $       2,781

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

                        The Company has operations in the United States, Canada, other foreign locations, and equity in earnings of joint ventures. The following is a summary of operations by geographic region:

                                             Years Ended December 31,
                                    ---------------------------------------
                                        2000         1999         1998
                                    ---------------------------------------
Revenue:
  United States                     $      32,421  $    23,253  $    18,648
  Canada                                    3,444        2,849        4,134
  Other foreign locations                   1,021        1,995        2,094
  Equity in earnings of JV                  2,244        2,511        4,989
                                    ---------------------------------------

Total revenues                      $      39,130  $    30,608  $    29,865
                                    ---------------------------------------


--------------------------------------------------------------------------------
                                                                            F-20

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

11.  Major
     Customers
     and Foreign
     Operations
     Continued                               Years Ended December 31,
                                    ---------------------------------------
                                        2000         1999         1998
                                    ---------------------------------------
Income (loss) from
  Operations:
  United States                     $       1,282   $    1,119   $    1,580
 United States impairment of
     assets                                (4,880)           -            -
  Canada                                      496          381          660
  Other foreign                              (197)        (326)         204
  Equity in earnings of JV                  2,244        2,511        4,989
 JV impairment of assets                     (110)      (2,622)           -
  Corporate Expenses                       (4,550)      (2,272)      (1,614)
                                    ---------------------------------------

Total income (loss) from
  operations                        $      (5,715)  $   (1,209)  $    5,819
                                    ---------------------------------------

                                                            December 31,
                                                     ---------------------------
                                                         2000          1999
                                                     ---------------------------
Identifiable Assets:
  United States                                      $      19,074  $     17,456
  Canada                                                       858           876
  Other foreign                                              1,893         3,283
  Investments/advances to JV's                              12,886        12,846
                                                     ---------------------------

Total identifiable assets                            $      34,711  $     34,461
                                                     ---------------------------




--------------------------------------------------------------------------------
                                                                            F-21

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

12.  Non-Qualified      Under  the 1987  Non-Qualified  Stock  Option  Plan (the
     Stock Option       Option Plan), as amended in 1988, 1990, 1992, 1993, 1998
     Plan               and  1999,  a  maximum  of  1,315,130  shares  were made
                        available for granting of options to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.

                        Information regarding the Option Plan is summarized below:


                                              Number of      Option Price
                                               Options        Per Share
                                          ---------------------------------

Outstanding at January 1, 1998                      360,609  $  1.38 -11.30
     Granted                                         46,950     2.96 -11.30
     Exercised                                      (33,266)    5.00 - 7.56
     Expired                                        (14,546)    4.12 - 5.00
                                          ---------------------------------

Outstanding at December 31, 1998                    359,747     1.38 -11.30
     Granted                                          7,500     3.00 - 5.06
     Exercised                                       (5,500)    4.72 - 5.06
     Expired                                         (9,000)    2.26 - 5.22
                                          ---------------------------------

Outstanding at December 31, 1999                    352,747     1.38 -11.30
     Granted                                        376,000     1.44 - 2.31
     Exercised                                            -               -
     Expired                                              -               -
                                          ---------------------------------

Outstanding at December 31, 2000                    728,747  $  1.38 -11.30
                                          ---------------------------------


--------------------------------------------------------------------------------
                                                                            F-22

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

12.  Non-Qualified      Options  exercisable  and available for future grant are
     Stock Option       as follows:
     Plan
     Continued
                                                December 31,
                                -------------------------------------------
                                     2000           1999          1998
                                -------------------------------------------

Options exercisable                     524,510       113,815        76,816
Options available for grant              93,960       469,960       230,261


13.  Stock-Based        The Company has adopted the  disclosure-only  provisions
     Compensation       of Statement of Financial  Accounting  Standards  (SFAS)
                        No.  123,   Accounting  for  Stock-Based   Compensation.
                        Accordingly, no compensation cost has been recognized in the financial statements. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net earnings and earnings per share would have been reduced to the pro forma amounts indicated below:

                                              Years Ended December 31,
                                      -----------------------------------------
                                           2000          1999         1998
                                      -----------------------------------------

Net Income - as reported              $       (4,031) $      725   $     3,872
Net Income - pro forma                $       (4,393) $      622   $     3,961

Diluted earnings per share -
  as reported                         $         (.55) $      .10   $       .52
Diluted earnings per share -
  pro forma                           $         (.60) $      .08   $       .51
                                      -----------------------------------------



--------------------------------------------------------------------------------
                                                                            F-23

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

13.  Stock-Based        The fair value of each option  grant is estimated at the
     Compensation       date of grant  using the  Black-Scholes  option  pricing
     Continued          model with the following assumptions:

                                                  December 31,
                                   ----------------------------------------
                                       2000          1999         1998
                                   ----------------------------------------

Expected dividend yield            $        .01   $       .02    $     .02
Expected stock price volatility              53%           52%          33%
Risk-free interest rate                       6%            6%           5%
Expected life of options               3-5 years   0 - 3 years      3 years
                                   ----------------------------------------

                        The weighted average fair value of options granted during 2000, 1999, and 1998 are $.73, $.28 and $1.20, respectively.

                        The following table summarizes information about stock options outstanding at December 31, 2000:


                        Options Outstanding             Options Exercisable
              -----------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number      Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at       Exercise
    Prices      12/31/00      (Years)       Price      12/31/00       Price
-------------------------------------------------------------------------------

$1.38 -  2.96    389,283      4.18     $    1.60        389,283         1.60
 3.00 -  4.09    299,214      4.38          3.64         94,977         3.28
 5.00 - 11.30     40,250      1.09          5.07         40,250         5.07
-------------------------------------------------------------------------------

$1.38 - 11.30    728,747      4.11     $    4.91        524,510         2.19
-------------------------------------------------------------------------------



--------------------------------------------------------------------------------
                                                                            F-24

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------



14.  Earnings Per       Financial  accounting  standards  require  companies  to
     Share              present  basic  earnings  per share  (EPS)  and  diluted
                        earnings per share along with additional informational disclosures. Information related to earnings per share is as follows:

                                               Years Ended December 31,
                                        ---------------------------------------
                                            2000         1999         1998
                                        ---------------------------------------
Basic EPS:
  Net income (loss) available to
    common                              $      (4,031)  $      725   $    3,872
    stockholders
                                        ---------------------------------------

  Weighted average common                   7,314,000    7,324,000    7,368,000
shares
                                        ---------------------------------------

  Net income (loss) per share           $       (.55)   $      .10   $      .53
                                        ---------------------------------------



Diluted EPS:
  Net income (loss) available to
    common                              $      (4,031)  $      725   $    3,872
    stockholders
                                        ---------------------------------------

  Weighted average common                   7,314,000    7,375,000    7,492,000
shares
                                        ---------------------------------------

  Net income (loss) per share           $        (.55)  $      .10  $       .52
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

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

15.  Significant
     Unconsolidated
     Affiliates

                        Summarized   financial   information   for   significant
                        unconsolidated   affiliates  of  the  Company,   are  as
                        follows:

                                                 December 31,
                              ---------------------------------------------
                                   2000           1999           1998
                              ---------------------------------------------

Result for year:
     Gross revenues           $        28,429  $     21,585   $     37,353
     Gross profit             $         7,286  $      7,449   $     14,365
     Net income               $         4,488  $      5,385   $      9,978

Year-end financial
  position:
     Current assets           $        10,344  $      5,545   $     10,415
     Non-current assets       $        19,766  $     20,893   $     24,998
     Current liabilities      $         5,170  $      3,024   $      4,256
     Non-current liabilities  $         2,655  $      1,500   $      5,323


16.  Profit Sharing     The Company has a defined  contribution  profit  sharing
     Plan               plan,  which is qualified  under  Section  401(K) of the
                        Internal  Revenue  Code.  The plan  provides  retirement
                        benefits for employees  meeting  minimum age and service
                        requirements.  Participants  may contribute a percentage
                        of their gross  wages,  subject to certain  limitations.
                        The   plan   provides   for    discretionary    matching
                        contributions, as determined by the Board of Directors, to be made by the Company. The discretionary amount contributed to the plan by the Company for the years ended December 31, 2000, 1999, and 1998 was $80, $79, and $48, respectively.

17.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables,  payables,  and notes  payable the carrying
     Instruments        amount of cash,  receivables,  and payables approximates
                        fair  value  because of the  short-term  nature of these
                        items.   The  carrying   amount  of  the  notes  payable
                        approximates fair value as the individual borrowings bear interest at floating market interest rates.


--------------------------------------------------------------------------------
                                                                            F-26

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

18.  Commitments        The  Company  is  subject  to  various  claims and legal
     and                proceedings  arising in the ordinary  course of business
     Contingencies      activities.   In  addition,   the  Company  and  certain
                        directors of the Company  have been named in  complaints
                        related to:  alleged  violations  of laws and  fiduciary
                        duties  related  to  the  voting  of  shares,  decisions
                        regarding   certain   corporate   transactions  and  the
                        adoption of the Stock Rights Plan. The Company  believes
                        that this  litigation may have a material  affect on the
                        Company's   governance  issues  and  may  be  costly  to
                        litigate, but the Company does not believe the damage claims of this litigation or any other pending matters will materially impact the financial condition of the Company.


19.  Extraordinary      During the year ended December 1999,  Cyanco  negotiated
     Item               the  extinguishment  of a deferred  royalty  obligation.
                        Accordingly, the Company paid $58 in cash to terminate the indemnification of Cyanco under the deferred royalty agreement. The result was an extraordinary gain of $1,599 after providing for income taxes of $823.



--------------------------------------------------------------------------------
                                                                            F-27