Form 10-Q
period 2001-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 2001-05-15
CIK 356342

----------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended March 31, 2001

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

                           ---------------------------

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of May 14, 2001 was 7,314,260.

    -------------------------------------------------------------------------

                    Mining Services International Corporation

                                      Index


                                                                        Page No.
Part I     Financial Information

Item 1.    Consolidated Balance Sheet (Condensed) March 31, 2001 and        1
           December 31, 2000.

           Consolidated Statement of Income (Condensed) for the             2
           three months ended March 31, 2001 and March 31, 2000.

           Consolidated Statement of Cash Flows (Condensed) for the         3
           three-months ended March 31, 2001 and March 31, 2000.

           Condensed Notes to the consolidated financial statements         4

Item 2.    Management's Discussion and Analysis of Financial Condition      5
           and Results of Operations

Item 3.    Quantitative and Qualitative Disclosures About Market Risk       6

Part II    Other Information

Item 5.    Other Information                                                7

Item 6.    Exhibits and Reports on Form 8-K                                 7

PART I.  FINANCIAL INFORMATION

Financial Statements

                                               MINING SERVICES INTERNATIONAL CORPORATION
                                                Consolidated Balance Sheet (Condensed)
                                                 (In thousands, except share amounts)


                                                                            March 31, 2001            December 31, 2000
           ASSETS                                                             (Unaudited)
           ------                                                      ------------------------    ----------------------

Current assets:
     Cash                                                                   $             1,989       $             2,113
     Receivables, net                                                                     7,749                     7,971
     Inventories                                                                          2,497                     2,248
     Prepaid expenses                                                                       242                       212
     Current portion of related party notes receivable                                      250                       250
                                                                       ------------------------    ----------------------

     Total current assets                                                                12,727                    12,794

Investments in and advances to joint ventures                                            13,344                    12,886
Property, plant and equipment, net                                                        7,385                     7,647
Related party notes receivable                                                            1,086                     1,086
Other assets                                                                                419                       393
                                                                       ------------------------    ----------------------

                                                                             $           34,961        $           34,806
                                                                       ========================    ======================

     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses                                  $             6,785       $             5,901
     Current portion of long-term debt                                                    4,864                     4,850
                                                                       ------------------------    ----------------------

         Total current liabilities                                                       11,649                    10,751

Long-term debt                                                                            1,625                     1,756
Deferred income taxes                                                                     1,840                     2,054
                                                                       ------------------------    ----------------------

         Total liabilities                                                               15,114                    14,561
                                                                       ------------------------    ----------------------

Minority interest                                                                             -                         -

Stockholders' equity:
     Common stock                                                                             7                         7
     Capital in excess of par value                                                       5,312                     5,312
     Cumulative foreign currency translation adjustments                                   (454)                     (456)
     Retained earnings                                                                   14,982                    15,382
                                                                       ------------------------    ----------------------


         Total stockholders' equity                                                      19,847                    20,245
                                                                       ------------------------    ----------------------

                                                                             $           34,961        $           34,806
                                                                       ========================    ======================

                                            See accompanying notes to financial statements



                                               MINING SERVICES INTERNATIONAL CORPORATION
                                             Consolidated Statement of Income (Condensed)
                                                 (In thousands, except share amounts)
                                                              (Unaudited)


                                                                           3 months ended              3 months ended
                                                                                3/31/01                   3/31/00
                                                                       ------------------------    ----------------------

Revenues:
    Net sales                                                               $             8,228       $             6,474
    Royalties                                                                               194                       224
    Equity in earnings from joint ventures                                                  445                       572
    Other income                                                                             19                        14
                                                                       ------------------------    ----------------------
                                                                                          8,886                     7,284
                                                                       ------------------------    ----------------------

Cost and expenses:
    Cost of sales                                                                         8,265                     6,335
    General administrative                                                                1,025                       987
    Research and development                                                                143                       159
                                                                       ------------------------    ----------------------
                                                                                          9,433                     7,481
                                                                       ------------------------    ----------------------

Loss from operations                                                                       (547)                     (197)

Other expense, net                                                                          (67)                      (54)
                                                                       ------------------------    ----------------------

Income before provision for income taxes                                                   (614)                     (251)

Benefit for income taxes                                                                    214                        28
                                                                       ------------------------    ----------------------

Income before minority interest                                                            (400)                     (223)

Minority interest in loss of subsidiaries                                                     -                        23
                                                                       ------------------------    ----------------------


Net income                                                                 $               (400)     $               (200)
                                                                       ========================    ======================


Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,314,000
                                                                       ========================    ======================
    Diluted                                                                           7,314,000                 7,314,000
                                                                       ========================    ======================

Net income per share
    Basic                                                                  $              (0.05)     $              (0.03)
                                                                       ==========================  ======================
    Diluted                                                                $              (0.05)     $              (0.03)
                                                                       ==========================  ======================









                                            See accompanying notes to financial statements



                                               MINING SERVICES INTERNATIONAL CORPORATION
                                           Consolidated Statement of Cash Flows (Condensed)
                                                            (In thousands)
                                                              (Unaudited)


                                                                           3 months ended              3 months ended
                                                                                3/31/01                   3/31/00
                                                                       ------------------------    ----------------------


Cash flows from operating activities:
    Net income                                                             $               (400)     $               (200)
    Adjustments to reconcile net income to net cash
    provided by/(used in) operating activities:
       Depreciation and amortization                                                        290                       391
       Provision and reserves for loss on assets                                             19                        25
       Gain on disposal of equipment                                                        (86)                      (13)
       Distributed/(undistributed) earnings in joint ventures                              (464)                     (586)
       Deferred income taxes                                                               (214)                       34
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                         203                      (681)
         (Increase) decrease in inventories                                                (249)                     (225)
         (Increase) decrease in prepaid expenses                                            (30)                      (14)
         (Increase) decrease in other assets                                                (26)                      (65)
         Increase (decrease) in accounts payable and accrued expenses                       885                       644
         Increase (decrease) in minority interest                                             -                       (23)
                                                                       ------------------------    ----------------------
              Net cash provided by/(used in) operating activities                           (72)                     (713)
                                                                       ------------------------    ----------------------

Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                              252                        13
     Purchase of plant and equipment                                                       (179)                     (904)
     Investment in joint ventures                                                            (7)                     (187)
                                                                       ------------------------    ----------------------
         Net cash used in investing activities                                               66                    (1,078)
                                                                       ------------------------    ----------------------

Cash flows from financing activities:
     Net proceeds from operating line of credit                                              47                       975
     Payments on long-term debt                                                            (165)                     (153)
                                                                       ------------------------    ----------------------
         Net cash provided by/(used in) financing activities                               (118)                      822
                                                                       ------------------------    ----------------------

Net increase/(decrease) in cash                                                            (124)                     (969)

Cash, beginning of period                                                                 2,113                       975
                                                                       ------------------------    ----------------------

Cash, end of period                                                      $                1,989    $                    6
                                                                       ========================    ======================





                                            See accompanying notes to financial statements


                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended March 31, 2001 included herein is unaudited and the December 31, 1999 balance sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         These consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently may not include all the disclosures normally required by generally accepted accounting principles or those normally made in the annual 10-K filing.

         The results of operations for the three-month period ended March 31, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the significance of investment by the Company in joint ventures ("JV" or "JV's") which are not consolidated, but are accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the consolidated revenue of the Company during the periods ending March 31, 2001 and 1999. As demonstrated in the schedule, the Company's consolidated revenue includes its share of equity in earnings from
JV's:

                     Non Consolidated                                    Amount          MSI's               MSI's
                      Joint Venture       Joint Venture    Equity     Included in       Non-JV           Consolidated
                           Sales           Net Income        MSI      MSI Revenue      Revenue              Revenue
                    ------------------   -------------     ------     ----------- -----------------      -------------

  1st Quarter 2001   $9,344,000           $  890,000         50%     $   445,000     $8,441,000           $8,886,000
  1st Quarter 2000   $5,912,000           $1,172,000         50%     $   586,000     $6,698,000           $7,284,000

    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures


NOTE 3:   INVENTORIES

         Inventories at March 31, 2001 and December 31, 2000 have been recorded at the lower of cost or market, cost being determined on the first in first out
(FIFO) method. The composition of inventories at March 31, 2001 and December 31, 2000 are as follows:

                                                  March 31, 2001                  December 31, 2000
                                             ---------------------                -----------------
                   Raw Materials                  $   665,000                         $   761,000
                   Finished Goods                   1,832,000                           1,487,000
                                             ---------------------                -------------------
                                                   $2,497,000                          $2,248,000
                                             =====================                ===================


NOTE 4:  COMPREHENSIVE INCOME

         Comprehensive income or loss includes certain changes in equity not represented in net income or loss, including foreign currency translation adjustments. The following table illustrates the effect of comprehensive income for the respective periods ended March 31, 2001 and 2000:

                                                            Foreign Currency
                                                              Translation                  Comprehensive
                                    Net Loss                  Adjustment                 Net Income/(Loss)
                                 ------------               ----------------           --------------------

  1st Quarter 2001                 ($400,000)                $   2,000                      ($398,000)
  1st Quarter 2000                 ($200,000)                 ($90,000)                     ($290,000)


     Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

Three-months ended March 31, 2001 vs. 1999
         The loss from operations increased $350,000 or 178% as revenues increased $1.6 million or 22% for the three-month period ended March 31, 2001 as compared to the same period ended March 31, 2000.

         The increase in revenues for the period is reflective of the $1.75 million increase in net sales, which is primarily attributable to increases in the sales of the Company's Western U.S. and Canadian divisions, Green Mountain Explosives, Inc. ("GME") and Tennessee Blasting Services, L.L.C. ("TBS"). The $409,000 or 17% increase in Western Division sales for the three-month period ended March 31, 2001 compared to the same period in 2000 is the result of the start-up of service in the second quarter of 2000 to a large coal mining customer in Wyoming. The $494,000 or 65% increase in the sales of the Company's Canadian division for the period reflects consolidation of coal production by the Company's customer to the mine serviced by the Company. The Company expects production from its Canadian division to remain strong throughout the remainder of 2001. Sales at GME and TBS increased during quarter ended March 31, 2001 as compared to the same period ended March 31, 2000 as both companies increased market penetration.

         The increase in the loss from operations of $350,000 for the three months ended March 31, 2001 compared to the three months ended March 31, 2000 is primarily attributable to a decrease in the gross margin on net sales and royalty income combined with a decrease in the equity in earnings from JV's.

         After adding the general and administrative expenses of TBS and GME to total Cost of Sales for the respective three-month periods, gross margin on net sales and royalties decreased approximately $250,000 for the quarter ended March 31, 2001 as compared to the quarter ended March 31, 2000. Although the Company experienced increased contribution from its Western U.S. and Canadian divisions for the period, the losses of TBS more than offset those improvements as the Company was required to recognize 100% of the TBS losses as minority equity in TBS had been reduced to zero in the fourth quarter of 2000. Additionally, results at O'Brien Design Associates, Inc. ("ODA") for the period increased operating losses as the Company began to recognize the start-up of certain ODA operations while markets continue to be developed for ODA's products. Some of the decrease in the gross margin on net sales is the result of the increased cost of raw materials experienced by the Company stemming from higher energy costs in the U.S. However, higher energy costs in the U.S. have sparked an increase in coal production which may prove beneficial to the Company's operations.

         Equity in earnings from JV's decreased $127,000 or 22% for the three months ended March 31, 2001 compared to the same period ended March 31, 2000 as increases in the equity earnings of Cayman Mining Services Limited ("CMS") and Eastern Mining Services Ltd. ("EMS") of $266,000 combined were offset by a decrease in the equity earnings of Cyanco Company ("Cyanco"). The increase in the equity earnings of CMS reflects the increase in production by CMS's customers starting in the second half of 2000. Similarly, EMS began operations in the second half of 2000. The Company expects the operations of both CMS and EMS to remain at current levels during the remainder of 2001. The decrease in equity in earnings from Cyanco is the result of increases in the cost of raw materials related to the large increases in the cost of natural gas in the U.S. during the period. The majority of these cost increases have been passed on to Cyanco's customers and the Company expects equity in earnings from Cyanco to improve in the second quarter of 2001.

         The Company recognized a benefit for income taxes of $214,000 with an effective tax rate of 35% for the three-months ended March 31, 2001.

Liquidity and Capital Resources

         The Company's current ratio is 1.09 to 1 as of March 31, 2001 compared to 1.19 to 1 as of December 31, 2000. As of March 31, 2001, the ratio of total liabilities to equity was 0.76 to 1 compared to 0.72 to 1 as of December 31, 2000. Accounts receivable decreased primarily due to payments received from supply and sales contracts with the Company's Colombian and Russian joint ventures. Current liabilities increased as the Company delayed certain payments and as inventories were increased in the customary anticipation of increased sales at GME during the second and third quarters of the year.

         Due to the Company's marginal performance since the later part of 1999, the Company will likely convert its commercial bank borrowing to an asset-based borrowing in advance of the Line of Credit's (the "LOC's") August 2001 maturity. Management believes that the bank will agree to the refinancing. However, because the Company was not able to extend the LOC, the entire balance of the loan has been reclassified as a current liability since the third quarter of 2000. The Company had $4.2 million owing on its LOC as of December 31, 2000. The Company had utilized up to $4.4 million of its LOC during the quarter ended March 31, 2000. Due to conditions of default existing as of September 30 and December 31, 2000, the bank increased the LOC rate of interest from prime minus 1% to prime plus 0.25%.

         The reclassification of the Current Portion of Long Term Debt, as well as the Company's poor operating performance during 2000 and the first quarter of 2001, have resulted in technical defaults under the LOC agreement. Management believes that the bank will be willing to continue the financing relationship and waive the default. The Company is currently in negotiations with the bank regarding the refinancing and a decision by the bank was not available at the time of filing this report, however, there is no assurance the refinancing will be approved by the bank.

         The increase in the use of the Company's borrowing capacity has been the result of poor operating performance, particularly at TBS. Even though changes to the organization and the capitalization of the joint venture are currently being negotiated and management expects TBS's performance to improve during the second quarter of 2001, the losses sustained by TBS during 2000 and the first quarter of 2001, along with the slow collection on some of its accounts have left the future of the joint venture uncertain if the Company elects not to fund TBS's excess cash flow requirements. Reserves established against the Company's investment in TBS in connection with the Company's fourth-quarter 2000 recognition of impairment against its explosives assets are deemed by management to be adequate.

         Certain future expectations for the Company are materially dependent on whether the Company can implement its business plan to sell the explosives operations to Union Espanola de Explosivos S.A. ("UEE") and utilize the proceeds in developing its other lines of business. The sale of the explosives business to UEE is subject to a number of conditions, including approval by the Company's shareholders, and there can be no assurance it will be completed. In the event that the UEE transaction is not completed and other possible transactions to sell the explosives business can not be achieved, the Company's current capital structure may need to be revised to provide for the anticipated growth requirements for both the explosives and the cyanide lines of products or the Company may be in the position of curtailing certain business activities in order to properly support the long-term growth of the Company.


     Item 3 Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures and sells some of its products in Colombia, Ghana, Uzbekistan, Russia and Canada. It also purchases products for raw materials and for resale from additional foreign markets such as Australia and India. In addition, the Company licenses its technology in other foreign countries such as South Africa, India, Korea, and Namibia. Approximately 19% of the Company's consolidated revenue is generated from foreign markets; however, as explained in the Management's Discussion and Analysis of Operation, the Company's sales in joint ventures are not reported in consolidated revenues and the percentage of the Company's business in foreign countries will likely remain significant. The Company manages its risk of foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and by maintaining hard currency accounts to which dollar denominated contracts are credited. Most of the sales and purchase contracts are denominated in US dollars except in Ghana and Uzbekistan where the investments have now been written off. None of the license royalty payment obligations are denominated in US dollars and are thus subject to the risks of currency rate changes. All excess cash balances are immediately transferred to US dollar accounts to the extent possible. Option contracts to hedge foreign currency transactions are not used by the Company. The Company does not enter into derivative contracts for trading in speculative purposes. Changes in the currency rate are not expected to have a material impact on the Company's results of operations currently. Sales contracts related to the Company's joint venture in Russia are paid in local currency, though pegged to a dollar denominated price. Sales receipts and leasing contract receipts may be subject to significant time delay in converting them from local currency to US dollars. Accordingly, equity in earnings from that joint venture may be subjected to more currency exchange risk than is experienced by the Company in other foreign joint ventures. It is not expected that currency rate hedging transactions will be used in 2001.

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

PART II.  OTHER INFORMATION

Item 5:  Other Information:

         On May 11, 2001 the Company and UEE entered into an agreement to amend the Asset Purchase Agreement between the Company and UEE. The amendment ("Amendment 2") was principally negotiated to provide a price adjustment in UEE's favor of approximately $1.4 million to compensate for the deterioration of the Company's financial position in regard to the Company's explosives business due largely to the operating losses and financing relating to TBS. In addition, Amendment 2 provided the basis to strengthen the relationship between UEE and the Company by way of a Cooperation Agreement entered into on May 11, 2001 to enable UEE and MSI to cooperate more closely in the management of the explosives business until the purchase transaction can be closed, which is expected to be accomplished in July, 2001.

         Amendment 2 also extended the last date for closing until July 31, 2001, decreased the Company's exposure to liabilities regarding warranties by the amount of $1 million, and provided certain clarifications and provisions regarding certain adjustments to the Purchase Price and conditions for closing.

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits:

                  10.5 Amendment 2 dated May 11, 2001 to the Asset Purchase Agreement (10.4) entered into by and between UEE and the Company.

(b)      Reports on Form 8-K:

                  A Form 8-K was filed January 3, 2001 regarding the definitive Asset Purchase Agreement between the Company and UEE.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                  MINING SERVICES INTERNATIONAL CORPORATION
                                                  (Registrant)





         May 15, 2001            /s/ Duane W. Moss
         ------------            --------------------------------------------
              (Date)             Duane W. Moss
                                 Chief Legal Officer and Secretary





         May 15, 2001            /s/ Wade L. Newman
         ------------            --------------------------------------------
              (Date)             Wade L. Newman
                                 Chief Financial Officer