Form 10-Q
period 2001-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 2001-08-14
CIK 356342

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934 For the quarterly period ended June 30, 2001

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

                                 (801) 233-6000
              (Registrant's telephone number, including area code)

                           ---------------------------

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No __


         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of August 9, 2001 was 7,314,260.

    -------------------------------------------------------------------------


                                               Mining Services International Corporation

                                                                 Index


                                                                                               Page No.
Part I     Financial Information

Item 1.       Consolidated Balance Sheet (Condensed) June 30, 2001 and                            1
              December 31, 2000.

              Consolidated Statement of Operations (Condensed) for the three                      2
              months ended June 30, 2001 and June 30, 2000.

              Consolidated Statement of Operations (Condensed) for the six                        3
              months ended June 30, 2001 and June 30, 2000.

              Consolidated Statement of Cash Flows (Condensed) for the six                        4
              months ended June 30, 2001 and June 30, 2000.

              Condensed Notes to the consolidated financial statements                            5

Item 2.       Management's Discussion and Analysis of Financial Condition                         6
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          8

Part II    Other Information

Item 6.       Exhibits and Reports on Form 8-K                                                    8



PART I.  FINANCIAL INFORMATION

Financial Statements

                                               MINING SERVICES INTERNATIONAL CORPORATION
                                                Consolidated Balance Sheet (Condensed)
                                                 (In thousands, except share amounts)


                                                                             June 30, 2001          December 31, 2000
           ASSETS                                                            (Unaudited)
           ------                                                      ------------------------    ----------------------

Current assets:
     Cash                                                                   $             1,338       $             2,113
     Receivables, net                                                                     8,889                     7,971
     Inventories                                                                          2,327                     2,248
     Prepaid expenses                                                                       158                       212
     Current portion of related party notes receivable                                      250                       250
                                                                       ------------------------    ----------------------

     Total current assets                                                                12,962                    12,794

Investments in and advances to joint ventures                                            14,062                    12,886
Property, plant and equipment, net                                                        7,203                     7,647
Related party notes receivable                                                            1,086                     1,086
Other assets                                                                                405                       393
                                                                       ------------------------    ----------------------

                                                                             $           35,718        $           34,806
                                                                       ========================    ======================

     LIABILITIES AND SHAREHOLDERS' EQUITY


Current liabilities:
     Accounts payable and accrued expenses                                  $             7,003       $             5,901
     Current portion of long-term debt                                                    5,055                     4,850
                                                                       ------------------------    ----------------------

         Total current liabilities                                                       12,058                    10,751

Long-term debt                                                                            1,389                     1,756
Deferred income taxes                                                                     2,043                     2,054
                                                                       ------------------------    ----------------------

         Total liabilities                                                               15,490                    14,561
                                                                       ------------------------    ----------------------

Minority interest                                                                             -                         -

Stockholders' equity:
     Common stock                                                                             7                         7
     Capital in excess of par value                                                       5,312                     5,312
     Cumulative foreign currency translation adjustments                                   (467)                     (456)
     Retained earnings                                                                   15,376                    15,382
                                                                       ------------------------    ----------------------

         Total stockholders' equity                                                      20,228                    20,245
                                                                       ------------------------    ----------------------

                                                                             $           35,718        $           34,806
                                                                       ========================    ======================


                                            See accompanying notes to financial statements




                                               MINING SERVICES INTERNATIONAL CORPORATION
                                           Consolidated Statement of Operations (Condensed)
                                                 (In thousands, except share amounts)
                                                              (Unaudited)


                                                                           3 months ended              3 months ended
                                                                                6/30/01                   6/30/00
                                                                       ------------------------    ----------------------

Revenues:
    Net sales                                                                $           11,304        $           10,043
    Royalties                                                                               295                       279
    Equity in earnings from joint ventures                                                  753                       469
    Other income                                                                             13                        15
                                                                       ------------------------    ----------------------

                                                                                         12,365                    10,806
                                                                       ------------------------    ----------------------

Costs and expenses:
    Cost of sales                                                                        10,519                     9,282
    General and administrative                                                              994                     1,114
    Research and development                                                                157                       164
                                                                       ------------------------    ----------------------
                                                                                         11,670                    10,560
                                                                       ------------------------    ----------------------

Income from operations                                                                      695                       246

Other expenses, net                                                                          90                        65
                                                                       ------------------------    ----------------------

Income before provision for income taxes                                                    605                       181

Provision for income taxes                                                                  211                        49
                                                                       ------------------------    ----------------------

Income before minority interest                                                             394                       132

Minority interest in loss of subsidiaries                                                     -                       106
                                                                       ------------------------    ----------------------


Net income                                                                 $                394      $                238
                                                                       ========================    ======================


Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,314,000
                                                                       ========================    ======================
    Diluted                                                                           7,314,000                 7,316,000
                                                                       ========================    ======================

Net income per share
    Basic                                                                    $                 .05  $                 .03
                                                                       =========================== ======================
    Diluted                                                                  $                 .05  $                 .03
                                                                       =========================== ======================




                                            See accompanying notes to financial statements




                                               MINING SERVICES INTERNATIONAL CORPORATION
                                           Consolidated Statement of Operations (Condensed)
                                                 (In thousands, except share amounts)
                                                              (Unaudited)


                                                                           6 months ended              6 months ended
                                                                                6/30/01                   6/30/00
                                                                       ------------------------    ----------------------

Revenues:
    Net sales                                                                $           19,532        $           16,517
    Royalties                                                                               489                       503
    Equity in earnings from joint ventures                                                1,198                     1,041
    Other income                                                                             32                        29
                                                                       ------------------------    ----------------------

                                                                                         21,251                    18,090
                                                                       ------------------------    ----------------------

Costs and expenses:
    Cost of sales                                                                        18,784                    15,617
    General and administrative                                                            2,019                     2,101
    Research and development                                                                300                       323
                                                                       ------------------------    ----------------------
                                                                                         21,103                    18,041
                                                                       ------------------------    ----------------------

Income from operations                                                                      148                        49

Other expense, net                                                                          157                       119
                                                                       ------------------------    ----------------------

Loss before provision for income taxes and minority interest                                 (9)                      (70)

Benefit from (provision for) income taxes                                                     3                       (21)
                                                                       ------------------------    -----------------------

Loss before minority interest                                                                (6)                      (91)

Minority interest in loss of subsidiaries                                                     -                       129
                                                                       ------------------------    ----------------------

Net income (loss)                                                        $                   (6)    $                  38
                                                                       =========================   ======================

Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,314,000
                                                                       ========================    ======================
    Diluted                                                                           7,314,000                 7,316,000
                                                                       ========================    ======================

Earnings (loss) per common share
    Basic                                                               $                 (.00)         $                 .01
                                                                       =======================     ==========================
    Diluted                                                             $                 (.00)         $                 .01
                                                                       =======================     ==========================










                                            See accompanying notes to financial statements




                                               MINING SERVICES INTERNATIONAL CORPORATION
                                           Consolidated Statement of Cash Flows (Condensed)
                                                            (In thousands)
                                                              (Unaudited)


                                                                           6 months ended              6 months ended
                                                                                6/30/01                   6/30/00
                                                                       ------------------------    ----------------------


Cash flows from operating activities:
    Net income (loss)                                                   $                    (6)    $                  38
    Adjustments to reconcile net income (loss) to net cash
    provided by/(used in) operating activities:
       Depreciation and amortization                                                        592                       777
       Provision and reserves for loss on assets                                            (78)                       87
       Gain on disposal of equipment                                                        (88)                       (1)
       Undistributed (earnings) loss in joint ventures                                   (1,205)                   (1,041)
       Deferred income taxes                                                                (11)                       34
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                        (839)                   (2,641)
         (Increase) decrease in inventories                                                 (79)                     (452)
         (Increase) decrease in prepaid expenses                                             54                       (92)
         (Increase) decrease in other assets                                                (12)                       28
         Increase (decrease) in accounts payable and accrued expenses                     1,102                     2,645
         Increase (decrease) in minority interest                                             -                      (129)
                                                                       ------------------------    ----------------------
              Net cash provided by/(used in) operating activities                          (570)                     (747)
                                                                       ------------------------    ----------------------

Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                              253                        13
     Purchase of plant and equipment                                                       (281)                     (858)
     Distribution from joint venture                                                          -                     1,000
     Investment in joint ventures                                                           (15)                     (357)
                                                                       ------------------------    ----------------------
         Net cash used in investing activities                                              (43)                     (202)
                                                                       ------------------------    ----------------------

Cash flows from financing activities:
     Net proceeds from operating line of credit                                             167                     1,044
     Payments on long-term debt                                                            (329)                     (290)
                                                                       ------------------------    ----------------------
         Net cash provided by/(used in) financing activities                               (162)                      754
                                                                       ------------------------    ----------------------

Net decrease in cash                                                                       (775)                     (195)

Cash, beginning of period                                                                 2,113                       975
                                                                       ------------------------    ----------------------

Cash, end of period                                                        $              1,338      $                780
                                                                       ========================    ======================






                                            See accompanying notes to financial statements



                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended June 30, 2001 and for the six months ended June 30, 2001 included herein is unaudited and the December 31, 2000 balance sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         These consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently may not include all the disclosures normally required by the generally accepted accounting principles or those normally made in the annual 10-K filing

         The results of operations for the three-month period ended June 30, 2001 and the six month period ended June 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the significance of investment by the Company in joint ventures ("JV" or "JV's") which are not consolidated, but are accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the consolidated revenue of the Company during the periods ending June 30, 2001 and 2000. As demonstrated in the schedule, the Company's consolidated revenue includes its share of equity in earnings from
JV's:

                     Non Consolidated                                    Amount            MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in       Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue      Revenue              Revenue
                    ------------------   -------------     ------     ----------- -----------------      -------------

  6 Months 2001..........$18,530,000       $2,396,000        50%        $1,198,000      $20,053,000       $21,251,000
  6 Months 2000..........$11,620,000       $2,082,000        50%        $1,041,000      $17,049,000       $18,090,000

  3 Months 2001.........$  9,186,000       $1,506,000        50%       $   753,000      $11,612,000       $12,365,000
  3 Months 2000.........$  5,708,000       $  938,000        50%       $   469,000      $10,337,000       $10,806,000


    Note:  MSI does not consolidate revenues from 50% or less controlled joint ventures

NOTE 3:   INVENTORIES


         Inventories at June 30, 2001 and December 31, 2000 have been recorded at the lower of cost or market, cost being determined on the first in first out
(FIFO) method. The composition of inventories at June 30, 2001 and December 31, 2000 are as follows:

                                                  June 30, 2001                   December 31, 2000
                                             ---------------------                -----------------
                   Raw Materials                  $   675,000                         $   761,000
                   Finished Goods                   1,652,000                           1,487,000
                                             ---------------------                -------------------
                                                   $2,327,000                          $2,248,000
                                             =====================                ===================

NOTE 4:  COMPREHENSIVE INCOME

         Comprehensive income or loss includes certain changes in equity not represented in net income or loss, including foreign currency translation adjustments. The following table illustrates the effect of comprehensive income or loss for the respective periods ended June 30, 2001 and 2000:

                                                            Foreign Currency
                                                              Translation                  Comprehensive
                              Net Income (Loss)               Adjustment                 Net Income (Loss)
                              -----------------             ----------------           --------------------

  6 Months 2001..................($    6,000)                  ($  11,000)                ($  17,000)
  6 Months 2000....................$  38,000                    ($143,000)                 ($105,000)

  3 Months 2001.....................$394,000                   ($  13,000)                  $381,000
  3 Months 2000.....................$238,000                   ($  53,000)                  $185,000

NOTE 5:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the six-month period ended June 30, 2000, the Company purchased $637,000 of equipment with debt.


NOTE 6:   EARNINGS PER SHARE

         A reconciliation of the shares used in the computation of the Company's basic and diluted earnings per common shares is as follows (in thousands):

                                                          Three Months Ended               Six Months Ended
                                                               June 30,                        June 30,
                                                    ----------------------------    ----------------------------
                                                        2001            2000             2001            2000


     Weighted average common shares
         Outstanding                                     7,314          7,314            7,314           7,314
     Dilutive effect of stock options                        -              2                -               2
                                                         -----          -----            -----           -----
     Weighted average common shares
         outstanding, assuming dilution                  7,314          7,316            7,314           7,316

         Weighted average common shares outstanding, assuming dilution, includes the incremental shares that would be issued upon the assumed exercise of stock options. During the three and six months ended June 30, 2001, stock options to exercise approximately 724,000 shares were excluded from the calculation of diluted earnings per share because they were antidilutive. These options could be dilutive in the future.


       Item 2 Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Three-months ended June 30, 2001 vs. 2000
         Revenues increased $1.5 million or 14% during the three months ended June 30, 2001 as compared to the three months ended June 30, 2000 primarily as a result of the $1.26 million or 13% increase in net sales over the same period. Additionally, equity in earnings of JV's increased $284,000 or 61% during the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000.

         The increase in net sales consists primarily of a $941,000 or 108% increase in the revenues of the Company's Canadian Division due to the increased production of the two mines serviced by the Company. Third-party sales from the Company's West Virginia packaged explosives facility increased $326,000 or 98% during the second quarter of 2001 compared to the same period in 2000 as new coal and construction accounts were established through increased sales effort to take advantage of increasing coal production in that region during 2001 resulting from improving market prices for coal. Green Mountain Explosives, Inc. ("GME"), Tennessee Blasting Services, L.L.C. ("TBS") and Central Asia Chemicals Ltd. ("CAC") each experienced sales increases of $280,000, $165,000 and $244,000, respectively during the quarter ended June 30, 2001 compared to the same period in the prior year. These increases in net sales were offset by a decrease in the sales of the Company's Western Division of $341,000 or 12% for the quarter ended June 30, 2001 compared to the three-month period ended June 30, 2000; and as the international trading revenues of MSI Chemicals Ltd. ("MSIC") decreased $462,000 over the same comparative periods. While the Company expects sales at GME, the West Virginia plant, and the Canadian plant to remain strong for the remainder of the year, sales may decline at TBS and in the Company's Western Division as the construction industry softens in eastern Tennessee and as the explosives market continues to consolidate in the western U.S.

         Equity in earnings of JV's increased as the Company recognized $125,000 of equity earnings from Eastern Mining Services ("EMS") during the second quarter of 2001 and as the Company's Colombian JV, Cayman Mining Services Ltd. ("CMS"), experienced an increase in its operations during the same period. EMS began operations in July of 2000; therefore, the Company recognized no equity income during the second quarter of 2000 for this JV. It is expected that explosives production will continue to increase in Colombia as overall coal production increases in response to improvements in coal transportation and storage facilities which are now being made.

         Income from operations increased $449,000 or 183% during the three-month period ended June 30, 2001 as compared to the three-month period ended June 30, 2000. This increase consists primarily of the $284,000 or 61% increase in equity earnings in JV's, the $131,000 or 24% decrease in general and administrative expenses, excluding the general and administrative expenses of GME and TBS, and a $29,000 increase in gross margin. As a consequence of TBS's operating results, in June 2001 the Company reached an agreement with four of the minority shareholders of TBS and obtained an additional 40% interest in TBS by agreeing to convert some of the accounts receivable due from TBS to equity. The Company continues negotiations with the remaining TBS shareholder with the objective of obtaining 100% ownership of TBS. Since the fourth quarter of 2000, the Company has recognized 100% of the operating results of TBS after the point at which TBS reached negative equity. Accordingly, during the second quarter of 2001 the Company recognized no benefit from minority interest in the losses of TBS compared to a $106,000 benefit recognized during the second quarter of 2000.


Six-months ended June 30, 2001 vs. 2000
         Revenue for the six-month period ended June 30, 2001 increased $3.16 million compared to the six-month period ended June 30, 2000, consisting primarily of a $3 million increase in net sales. Similar to the three-month period ended June 30, 2001, the increase is predominantly the result of a $1.4 or 88% increase in the sales of the Company's Canadian Division, a $558,000 increase in the sales of TBS, a $469,000 or 9 % increase in the sales of GME, a $392,000 or 68% increase in the third party sales of the Company's Eastern Division, and a $334,000 increase in the sales of CAC. Sales by MSIC decreased by $481,000 as a result of the absence of international trading revenues during the second quarter 2001 as compared to the second quarter of 2000.

         Equity in earnings from joint ventures increased $157,000 or 15% as the results of operations from CMS and EMS for the six-month period ended June 30, 2001 as compared to the quarter ended June 30, 2000 were strong enough to overcome the 36% decrease in equity in the earnings of Cyanco Company ("Cyanco"). The decrease in equity in earnings from Cyanco is the result of increases in the cost of raw materials related to large increase in the cost of natural gas in the U.S. during the first quarter of 2001.

         Other expenses increased $38,000 or 32% during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. This increase is reflective of the Company's increased utilization of its line of credit during the period.

         Similar to the three-month period ended June 30, 2001, the Company recognized 100% of the operating loss of TBS during the six months ended June 30, 2001 and did not recognize any benefit from minority interest in TBS losses as it had during the six month period ended June 30, 2000 in the amount of $129,000.

Liquidity and Capital Resources

         The Company's current ratio is 1.07 to 1 as of June 30, 2001 compared to 1.19 to 1 as of December 31, 2000. As of June 30, 2001, the ratio of total liabilities to equity was 0.77 to 1 compared to 0.72 to 1 as of December 31, 2000. Both accounts receivable and accounts payable increased primarily due to the increased sales activity of GME and TBS as both companies enter into the high points of the construction industry cycle, and due to increased sales in the Company's Canadian Division.

         Due to the Company's marginal performance since the later part of 1999, the Company will likely refinance its commercial bank borrowing with an asset-based loan facility. Because the Company was not able to obtain a significant extension of its existing line of credit, the entire balance of the loan has been reclassified as a current liability since the third quarter of 2000. The Company had $4.36 million owing on its line of credit as of June 30, 2001. The Company had utilized up to $4.5 million of its line of credit during the quarter ended June 30, 2001. Although the Company is not in default for reasons of nonpayment, due to defaults of certain covenants relating to the financial condition of the Company existing as of September 30 and December 31, 2000, the Company's primary bank increased the line of credit rate of interest from prime minus 1% to prime plus 0.25%.

         The bank has granted an extension of the line of credit from the current maturity date of August 30, 2001 until 30 days following the final date for Closing under the Asset Purchase Agreement with Union Espanola de Explosivos ("UEE"), which Closing Date is currently October 31, 2001, but not to be extended beyond November 30, 2001. The extension has been granted in order to facilitate a refinancing of the line of credit in connection with the sale of explosives assets to UEE. In exchange for the extension from the bank, the Company will pay $10,000 and agree to pay an increased interest rate of the bank's prime rate plus 3% as allowed under the line of credit agreement. In connection with its intended purchase of the Company's explosives business, UEE has received a loan commitment for up to $4 million. Under the available credit calculations, the Company believes that approximately $3 million will be available under this line of credit at closing. UEE is continuing negotiations with other potential lenders for an additional amount up to $2.5 million. However, there is no assurance that the Company can complete the refinancing prior to the maturity date, including extensions. The proposed refinancing will satisfy requirements of the Asset Purchase Agreement in lieu of obtaining a consent of assignment and assumption of liabilities from the bank as provided in the Asset Purchase Agreement.

         The increase in the use of the Company's borrowing capacity has been the result of poor operating performance, primarily at TBS, and prior capital expenditures at ODA, GME, and at the West Virginia plant, which combined have exceeded cash flows from operations. Even though changes to the organization and the capitalization of the joint venture are currently being negotiated and management expects TBS's performance to improve during the third quarter of 2001, the losses sustained by TBS during 2000 and the first two quarters of 2001, along with the slow collection on some of its accounts have left the future of the joint venture uncertain if the Company elects not to fund TBS's excess cash flow requirements. Reserves established against the Company's investment in TBS in connection with the Company's fourth-quarter 2000 recognition of impairment against its explosives assets are deemed by management to be adequate. Beginning in June 2001, the Company has advanced $200,000 to TBS and is obligated by contract to advance up to an additional $100,000 at the request of UEE. UEE has provided a conditional guaranty with respect to this obligation. TBS is obligated to repay the advance, together with interest at the rate equal to the Company's borrowing rate from its principal bank, on or before December 31, 2001.

         Even though cash flow from operations are expected to improve substantially, the achievement of adequate liquidity and capital resources for the Company is materially dependent on whether the Company can implement its business plan to sell the explosives operations to UEE, which is subject to a number of conditions. Consequently, there can be no assurance it will be completed. In the event that the UEE transaction is not completed and other possible transactions to sell the explosives business cannot be timely achieved or if the Company is unable to complete a refinancing of its line of credit prior to the end of any extensions of the maturity date, the Company may not have immediate resources to provide for the liquidity needs of the Company.


        Item 3 Quantitative and Qualitative Disclosures About Market Risk

         The Company is exposed to market risk from changes in foreign currency and interest rates. The Company manufactures and sells some of its products in Colombia, Uzbekistan and Canada. It also purchases products for raw materials and for resale from additional foreign markets such as Australia and India. In addition, the Company licenses its technology in other foreign countries such as South Africa, Korea and Namibia. Approximately 14% of the Company's consolidated revenue is generated from foreign markets; however, as explained in the Significant Accounting Policies, the Company's sales in joint ventures are not reported in consolidated revenues and the percentage of the Company's business in foreign countries will likely remain significant. The Company manages its risk of foreign currency rate changes by maintaining foreign currency bank accounts in currencies in which it regularly transacts business and by maintaining hard currency accounts to which dollar denominated contracts are credited. Most of the sales and purchase contracts are denominated in U.S. dollars except where the investments have now been written-off, though operations continue, such as in Uzbekistan. Certain license royalty payment obligations are not denominated in U.S. dollars and are thus subject to the risks of currency rate changes. All excess cash balances are immediately transferred to U.S. dollar accounts to the extent possible. The Company does not use option contracts to hedge foreign currency transactions. The Company does not enter into derivative contracts for trading in speculative purposes. Changes in the currency rate are not expected to have a material impact on the Company's results of operations currently. However, now that the Company's joint venture in Kovdor, Russia has begun operations, sales contracts will be paid in local currency, though pegged to a dollar denominated price. It is likely that sales receipts and leasing contract receipts may be subject to significant time delay in converting them from local currency to U.S. dollars. Accordingly, equity in earnings from that joint venture may be subjected to more currency exchange risk than is expected by the Company in other foreign joint ventures. It is not expected that currency rate hedging transactions will be used in 2001.

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


PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

1.       Exhibits:

                10.4.1 Amendment #1 to Asset Purchase Agreement dated Februrary 12, 2001 entered into by and between the Company and UEE (this filing)

                10.4.2 Amendment #2 to Asset Purchase Agreement dated May 11, 2001 entered into by and between the Company and UEE (this filing)

                10.4.3 Amendment #3 to Asset Purchase Agreement dated August 1, 2001 entered into by and between the Company and UEE (this filing)

2.       Reports on Form 8-K:

         No reports on Form 8-K have been filed during the quarter ended June 30, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      MINING SERVICES INTERNATIONAL CORPORATION
                                     (Registrant)





         August 13, 2001              /s/ Duane W. Moss
         ---------------              ------------------------------------------
              (Date)                  Duane W. Moss
                                      Chief Legal Officer and Secretary





         August 13, 2001              /s/ Wade L. Newman
         ---------------              ------------------------------------------
              (Date)                  Wade L. Newman
                                      Chief Financial Officer