Form 10-K/A
period 2000-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 2001-10-04
CIK 356342

_______________________________________________________________________________

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           __________________________

                                   Form 10-K/A
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 2000.

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

       Registrant's telephone number, including area code: (801) 233-6000
                           ___________________________

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------
                         Common Stock, $0.001 Par Value
                           ___________________________

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

                           ___________________________


 _______________________________________________________________________________

                    Mining Services International Corporation

                                Table of Contents



                                                                                         Page No.
         Part I                                                                          --------

             Item 1.     Business                                                             1
             Item 2.     Properties                                                           6
             Item 3.     Legal Proceedings                                                    7
             Item 4.     Submission of Matters to a Vote of Security Holders                  7

         Part II
             Item 5.     Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                  8
             Item 6.     Selected Financial Data                                              9
             Item 7.     Management's Discussion and Analysis of Financial Condition         10
                         and Results of Operation

             Item 7A.    Quantitative and Qualitative Disclosure about Market Risk           15

             Item 8.     Financial Statements and Supplementary Data                         F1
             Item 9.     Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                            15

         Part III
             Item 10.    Directors and Executive Officers of the Registrant                  15
             Item 11.    Executive Compensation                                              18
             Item 12.    Security Ownership of Certain Beneficial Owners and
                         Management                                                          20
             Item 13.    Certain Relationships and Related Transactions                      21

         Part IV
             Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                         Form 8-K                                                            21



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


                                                         Closing Prices
                                                     ------------------------
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


                                                                       Year Ended December 31,
                                            ------------------------------------------------------------------------
Operation Results Data:                          2000          1999             1998           1997            1996
                                                 ----          ----             ----           ----            ----

Operating revenues                          39,130,000      30,608,000      29,865,000     26,969,000      25,172,000
Income (loss) from operations               (5,715,000)     (1,209,000)      5,819,000      6,400,000       6,084,000
Net income (loss)                           (4,031,000)        725,000       3,872,000      5,008,000       4,545,000

Earnings (loss) per common
  share diluted
    Income (loss) from continuing operations      (.55)           (.12)            .52            .66             .60
    Income (loss) extraordinary items                -             .22               -              -               -
    Net income (loss)                             (.55)            .10             .52            .66             .60

     Cash dividends declared
     per common share                                -            .025            .025           .020            .015


Balance Sheet Data
     Total assets                           34,806,000      34,461,000      31,919,000     24,701,000      19,846,000

     Long-term debt                          1,756,000       4,475,000       1,213,000              -         714,000

     Stockholder's equity                   20,245,000      24,351,000      24,077,000     20,605,000      15,769,000



                                                              For the Quarter Ended:
                                             --------------------------------------------------------
Operation Results Data:                      December       September          June           March
                                                31,            30,              30,            31,
                                               2000           2000             2000           2000
                                               -----          ----             ----           -----

     Operating revenues                      9,640,000      11,400,000      10,806,000      7,284,000
     Income (loss) from operations          (6,044,000)        280,000         246,000       (197,000)
     Net income (loss)                      (4,347,000)        278,000         238,000       (200,000)

     Earnings (loss) per common
      share diluted
          Income (loss) from continuing
                operations                        (.59)            .04             .03           (.03)
          Income (loss) extraordinary items          -               -               -              -
          Net income (loss)                       (.59)            .04             .03           (.03)


                                                              For the Quarter Ended:
                                             --------------------------------------------------------
Operation Results Data:                      December       September          June           March
                                                31,            30,              30,            31,
                                               1999           1999             1999           1999
                                               ----           ----             ----           ----

     Operating revenues                      8,336,000       7,244,000       7,462,000      7,566,000
     Income (loss) from operations          (2,159,000)         57,000          85,000        808,000
     Net income (loss)                          94,000          76,000          67,000        488,000

     Earnings (loss) per common
       share diluted
          Income (loss) from continuing
              operations                          (.21)            .01             .01            .07
          Income (loss) extraordinary items        .22               -               -              -
          Net income (loss)                        .01             .01             .01            .07



Selected Quarterly Financial Data

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


                     Non Consolidated                                    Amount            MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in       Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue        Revenue            Revenue
                     ----------------     -------------    ------     ------------       ---------       ------------

      2000                $28,429,000       $4,488,000       50%        $2,244,000       $36,886,000     $39,130,000
      1999                $21,585,000       $5,022,000       50%        $2,511,000       $28,097,000     $30,608,000
      1998                $37,353,000       $9,978,000       50%        $4,989,000       $24,876,000     $29,865,000


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


         (c) Section 16(a) Beneficial Ownership Reporting Compliance Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's stock, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and persons who own more than ten percent of the Company's stock, are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all forms required by Section 16(a), including amendments thereto, were timely filed, except that Wade Newman and Douglas Later were late in filing their reports of initial ownership on Form 3 and David P. Reddick was late in filing a report of change in beneficial ownership on Form 4. The Company issues monthly reminders to each executive and director of the Company to help ensure timely filing of reports promulgated under Section 16(a) of the Exchange Act.

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

Option Grants in Last Fiscal Year

         During 2000 each of the Directors, including Dr. Day, received stock options for the Company's common stock in the amount of 39,500 options at an exercise price of $1.437 per option, exercisable beginning on the day of grant, August 2, 2000, for a period of five years. In addition each of the Named Executive Officers and Wade Newman, CFO of the Company, received 10,000 options for the Company's common stock at an exercise price of $2.313 per option, exercisable beginning on the day of grant, April 25, 2000, for a period of three years. The options granted to the directors and officers of the Company were approved by the Board of Directors pursuant to the 1987 Stock Option Plan. The following table sets for the information regarding Executive Officers:



----------------------------------------------------------------- ------------------------------------------- --------------
                       Individual Grants                          Potential realizable value at assumed       Alternative
                                                                  annual rates of stock price appreciation    to (f) and
                                                                  for option term                             (g): grant
                                                                                                              date value
----------------------------------------------------------------- ------------------------------------------- --------------
Name                     Number of      Percent of     Exercise or    Expiration                              Grant date
                         securities     total          base price     Date                                    present
                         underlying     Options        ($/Sh)                          5% ($)       10%(f)    value $
                         options        granted to
                         granted        employees in
                                        fiscal year
        (a)                (b)             (c)             (d)             (e)           (f)         (g)          (h)*
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


                                                      Amount and Natures of
                                                    Beneficial ownership (1)
                                                    ------------------------
Name and Address of Beneficial Owner               Shares            Percent

E. Bryan Bagley -------------------------------  2,111,034(2)         27.1%
1470 Arlington Dr.
Salt Lake City, UT 84103

Dr. John T. Day   -----------------------------    600,804(8)          7.7%
5 Dawn Hill
Sandy, Utah 84092

Edward N. Bagley Estate -----------------------    583,280             7.8%
8987 St. Ives Drive
Los Angeles, California 90069

Lex L. Udy       ------------------------------    560,906(3)          7.2%
4597 Ledgemont Drive
Salt Lake city, Utah 84124

Nathan L. Wade     ----------------------------    262,822(4)          3.4%
1207 South Main Street
Salt Lake City, Utah 84111

Duane W. Moss  --------------------------------     98,312(5)          1.1%
7952 So. Siesta Drive
Sandy, UT 84093

David P. Reddick   ----------------------------    102,347(7)          1.5%
140 Mather Road
McCall, Idaho 83638

Richard M. Clayton  ---------------------------     63,349(9)          0.8%
5875 West Quail Creek Lane
Highland, UT 84003

Douglas W. Later   ----------------------------     20,000(10)         0.3%
4 Swallow Wood
Sandy, Utah 84092

All Officers and Directors
as a group (12 persons) -----------------------  3,439,466(6)         44.0%

________________________________________________________________________________

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

(4) Includes shares held by a partnership of which Mr. Wade is a partner, shares held in an IRA account for the benefit of Mr. Wade's spouse and shares held by Mr. Wade's family members residing in his home; also included are 39,500 options currently exercisable by Mr. Wade

(5) Includes options for 49,849 shares which are presently exercisable or will become exercisable within 60 days days and 12,719 shares held through the Company's 401k plan as of June 30, 2001.

(6) Includes shares controlled by Mr. Bagley as co-trustee of the BLA Irrevocable Investment Trust and includes 487,613 options for shares which are currently exercisable or which become exercisable by the directors and executive officers of the Company within 60 days.

(7) Includes options for 76,415 shares which are presently exercisable or will become exercisable within 60 days and 1,943 shares held through the Company's 401k plan as of June 30, 2001.

(8) Includes options for 49,500 shares which are presently exercisable or will become exercisable within 60 days.

(9) Includes options for 49,849 shares which are presently exercisable or will become exercisable within 60 days.

(10) Includes options for 15,000 shares which are presently exercisable or will become exercisable within 60 days.


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

         3.5 Bylaws of the Corporation as amended May 19, 1999. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 1999.)

         4.1 1988 Nonqualified Stock Option Plan. (Incorporated by reference from the Form 10-KSB Report filed by the Company for the fiscal year ended December 31, 1987.)

         4.2 Amendments to 1988 Nonqualified Stock Option Plan. (Incorporated by reference from the Form S-8 Report filed by the Company on July 7, 1997.)

         4.3 Amended 1988 Nonqualified Stock Option Plan, amended as of May 19, 1999. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 1999.)

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

         10.4 Asset Purchase Agreement dated November 30, 2000 entered into by and between the Company and UEE. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 2000.)

         21 List of Subsidiaries. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 2000.)


         99 The financial statements for the fiscal year ended 2000 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants. (Incorporated herein by reference from Form 10-K Report filed by the Company for the fiscal year ended December 31, 2000.)


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


               Signatures                               Capacity in Which Signed                         Date
------------------------------------------ --------------------------------------------------- --------------------------

/S/ Nathan L. Wade                         Co-Chairman of the Board of Directors               October 3, 2001
Nathan L. Wade


/S/ Garfield Cook                          Co-Chairman of the Board of Directors               October 3, 2001
Garfield Cook


/S/ John T. Day                            President, Chief Executive Officer                  October 3, 2001
John T. Day                                and Director (Principal Executive Officer)


/S/ Bryan Bagley                           Director                                            October 3, 2001
Bryan Bagley

/S/ James Sight                            Director                                            October 3, 2001
James Sight

/S/ James Solomon                          Director                                            October 3, 2001
James Solomon

/S/ Fran Flood                             Director                                            October 3, 2001
Fran Flood

/S/ Duane W. Moss                          General Counsel and Secretary                       October 3, 2001
Duane W. Moss

/S/ Wade Newman                            Vice President and Chief Financial Officer and      October 3, 2001
Wade Newman                                Principal Accounting Officer

                                   SIGNATURES

         Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       MINING SERVICES INTERNATIONAL CORPORATION



                                       _____________________
                                       John T. Day, President

                                       Date: March 30, 2000


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


               Signatures                               Capacity in Which Signed                         Date
------------------------------------------ --------------------------------------------------- --------------------------

Nathan L. Wade                             Co-Chairman of the Board of Directors               October 3, 2001



Garfield Cook                              Co-Chairman of the Board of Directors               October 3, 2001



John T. Day                                President, Chief Executive Officer                  October 3, 2001
                                           and Director (Principal Executive Officer)


Bryan Bagley                               Director                                            October 3, 2001


James Sight                                Director                                            October 3, 2001


James Solomon                              Director                                            October 3, 2001


Fran Flood                                 Director                                            October 3, 2001


Duane W. Moss                              General Counsel and Secretary                       October 3, 2001


Wade Newman                                Vice President and Chief Financial Officer and      October 3, 2001
                                           Principal Accounting Officer

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


                                                                            Page
                                                                            ----

Independent Auditors' Report                                                F-2


Consolidated balance sheet                                                  F-3


Consolidated statement of operations                                        F-4


Consolidated statement of stockholders' equity                              F-6


Consolidated statement of cash flows                                        F-8


Notes to consolidated financial statements                                  F-9



--------------------------------------------------------------------------------

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



                                                TANNER + CO.




Salt Lake City, Utah
April 12, 2001


                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                                Consolidated Balance Sheet
                                                                      (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------



                                                                                    December 31,
                                                                           -------------------------------
              Assets                                                            2000            1999
              ------                                                       -------------------------------
Current assets:
     Cash                                                                  $         2,113    $        975
     Receivables, net                                                                7,971           6,495
     Inventories                                                                     2,248           1,807
     Prepaid expenses                                                                  212             112
     Current portion of related party notes receivable                                 250             250
                                                                           -------------------------------

                  Total current assets                                              12,794           9,639

Investment in and advances to joint ventures                                        12,886          12,846
Property, plant and equipment, net                                                   7,647           9,165
Goodwill, net                                                                            -           2,018
Related party notes receivable                                                       1,086             633
Other assets                                                                           393             160
                                                                           -------------------------------

                                                                           $        34,806    $     34,461
                                                                           -------------------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------
Current liabilities:
     Accounts payable and accrued expenses                                 $         5,901    $      2,257
     Current portion of long-term debt                                               4,850             473
                                                                           -------------------------------

                  Total current liabilities                                         10,751           2,730

Long-term debt                                                                       1,756           4,475
Deferred income taxes                                                                2,054           2,408
                                                                           -------------------------------

                  Total liabilities                                                 14,561           9,613
                                                                           -------------------------------

Minority interest                                                                        -             497
                                                                           -------------------------------

Commitments and contingencies                                                            -               -

Stockholders' equity:
     Common stock, $.001 par value, 500,000,000 shares
       authorized 7,314,260 shares issued and outstanding                                7               7
     Capital in excess of par value                                                  5,312           5,312
     Cumulative foreign currency translation adjustments                              (456)           (381)
     Retained earnings                                                              15,382          19,413
                                                                           -------------------------------

              Total stockholders' equity                                            20,245          24,351
                                                                           -------------------------------

                                                                           $        34,806    $     34,461
                                                                           -------------------------------


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


                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                      Consolidated Statement of Operations
                                                                      (In thousands, except share amounts)

----------------------------------------------------------------------------------------------------------


                                                                       Years Ended December 31,
                                                            ----------------------------------------------
                                                                 2000           1999            1998
                                                            ----------------------------------------------

Revenue:
     Net sales                                              $        35,889  $      26,752    $     23,414
     Royalties                                                          892          1,154           1,345
     Equity in earnings of joint ventures                             2,244          2,511           4,989
     Other income                                                       105            191             117
                                                            ----------------------------------------------

                                                                     39,130         30,608          29,865
                                                            ----------------------------------------------

Costs and expenses:
     Cost of sales                                                   34,619         25,497          22,128
     General and administrative                                       4,550          2,893           1,331
     Research and development                                           686            805             587
     Impairment of assets                                             4,990          2,622               -
                                                            ----------------------------------------------

                                                                     44,845         31,817          24,046
                                                            ----------------------------------------------

Income (loss) from operations                                        (5,715)        (1,209)          5,819

Interest expense                                                       (509)          (211)            (16)
Other income                                                            126             21             169
Other expense                                                             -              -               -
                                                            ----------------------------------------------

Income (loss) before (provision) benefit for income taxes,
  minority interest, and  extraordinary item                         (6,098)        (1,399)          5,972
                                                            ----------------------------------------------

Benefit (provision) for income taxes:
     Current                                                          1,216            426          (1,790)
     Deferred                                                           354            124            (310)
                                                            ----------------------------------------------

                                                                      1,570            550          (2,100)
                                                            ----------------------------------------------

Income (loss) before minority interest                               (4,528)          (849)          3,872

Minority interest in (income) loss                                      497            (25)              -
                                                            ----------------------------------------------

Income (loss) before extraordinary item                              (4,031)          (874)          3,872

Extraordinary item - extinguishment of deferred obligation                -          1,599               -
                                                            ----------------------------------------------

Net income (loss)                                           $        (4,031) $         725    $      3,872
                                                            ----------------------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-4


                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                      Consolidated Statement of Operations
                                                                      (In thousands, except share amounts)
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------


                                                                       Years Ended December 31,
                                                            ----------------------------------------------
                                                                 2000           1999            1998
                                                            ----------------------------------------------

Earnings (loss) per common share-basic

     Income (loss) from continuing operations               $          (.55) $        (.12)   $        .53

     Income (loss) extraordinary items                                    -            .22               -
                                                            ----------------------------------------------

     Net income (loss)                                      $          (.55) $         .10    $        .53
                                                            ----------------------------------------------

Earnings (loss) per common share-diluted

     Income (loss) from continuing operations               $          (.55) $        (.12)   $        .52

     Income (loss) extraordinary items                                    -            .22               -
                                                            ----------------------------------------------

     Net income (loss)                                      $          (.55) $         .10    $        .52
                                                            ----------------------------------------------

Weighted average shares:
     Basic                                                        7,314,000      7,324,000       7,368,000
                                                            ----------------------------------------------

     Diluted                                                      7,314,000      7,375,000       7,492,000
                                                            ----------------------------------------------

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

                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                            Consolidated Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)

                                                             Years Ended December 31, 2000, 1999, and 1998
----------------------------------------------------------------------------------------------------------

                                                                      Cumulative
                                                         Capital in     Foreign
                                     Common Stock          Excess      Currency
                              --------------------------  of Par     Translation   Retained
                                 Shares       Amount       Value      Adjustments   Earnings     Total
                              ----------------------------------------------------------------------------

Balance at
January 1, 1998                   7,353,344   $       7   $     5,416   $      -   $    15,182   $  20,605

Comprehensive net income
  calculation:
  Net income                              -           -             -          -         3,872       3,872

  Other comprehensive
    income-foreign currency
    translation adjustment, net           -           -             -        242             -         242
                                                                                                 ---------
Comprehensive income                      -           -             -          -             -       3,630
                                                                                                 ---------

Shares issued for:
  Exercise of stock options          33,407           -           119          -             -         119
  Acquisition of subsidiary          28,009           -           302          -             -         302

Acquisition and retirement of
  common stock                       75,000           -           394          -             -         394

Cash dividends paid                       -           -             -          -          (185)       (185)
                              ----------------------------------------------------------------------------

Balance at
December 31, 1998                 7,339,760           7         5,443       (242)       18,869      24,077

Comprehensive net income
  calculation:
  Net income                              -           -             -          -           725         725

  Other comprehensive
    income-foreign currency
    translation adjustment, net
                                          -           -             -       (139)            -        (139)
                                                                                                 ---------
Comprehensive income                      -           -             -          -             -         586
                                                                                                 ---------

Acquisition and retirement of
  common stock                      (25,500)          -          (131)         -             -        (131)

Cash dividends paid                       -           -             -          -          (181)       (181)
                              ----------------------------------------------------------------------------


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

                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                            Consolidated Statement of Stockholders' Equity
                                                                      (In thousands, except share amounts)
                                                                                                 Continued

----------------------------------------------------------------------------------------------------------

                                                                      Cumulative
                                                         Capital in     Foreign
                                     Common Stock          Excess      Currency
                              --------------------------  of Par     Translation   Retained
                                 Shares       Amount       Value      Adjustments   Earnings     Total
                              ----------------------------------------------------------------------------

Balance at
December 31, 1999                 7,314,260           7         5,312       (381)       19,413      24,351

Comprehensive net income
  calculation:
  Net loss                                -           -             -          -        (4,031)     (4,031)

  Other comprehensive
    income-foreign currency
    translation adjustment, net           -           -             -        (75)            -         (75)
                                                                                                 ---------
Comprehensive loss                        -           -             -          -             -      (4,106)
                                                                                                 ---------

                              ----------------------------------------------------------------------------
Balance at
December 31, 2000                 7,314,260   $       7   $     5,312   $   (456)  $    15,382   $  20,245
                              ----------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.
                                                                                                       F-7

                                                                 MINING SERVICES INTERNATIONAL CORPORATION
                                                                      Consolidated Statement of Cash Flows
                                                                                            (In Thousands)

----------------------------------------------------------------------------------------------------------


                                                                       Years Ended December 31,
                                                            ----------------------------------------------
                                                                 2000           1999            1998
                                                            ----------------------------------------------

Cash flows from operating activities:
   Net income (loss)                                        $        (4,031)  $        725   $       3,872
   Adjustments to reconcile net income (loss) to net cash
     provided by operating activities:
     Depreciation and amortization                                    1,595          1,318             797
     Provision and reserves for losses on assets                        222             66             147
     Loss (gain) on disposal of equipment                                 1            (11)            (14)
     Stock compensation expense                                           -              -              37
     Undistributed (earnings) loss of joint ventures                 (2,245)        (2,510)         (4,989)
     Impairment of assets                                             4,990          2,622               -
     Extraordinary item - extinguishment of deferred
       obligation                                                         -         (2,422)              -
     Deferred income taxes                                             (354)          (124)            305
     (Increase) decrease in:
       Receivables                                                   (1,711)          (692)         (1,735)
       Inventories                                                     (441)           (86)            320
       Prepaid expenses                                                (100)             8             185
       Other assets                                                    (233)            61             157
     Increase (decrease) in:
       Accounts payable and accrued expenses                          3,644           (686)           (174)
       Minority interest                                               (497)            25               -
                                                            ----------------------------------------------
           Net cash provided by (used in)
           operating activities                                         840         (1,706)         (1,092)
                                                            ----------------------------------------------

Cash flows from investing activities:
   Proceeds from the sale of plant and equipment                         35             62              74
   Increase in notes receivable                                        (500)           (58)           (475)
   Payments on note receivable                                           47            100             250
   Purchase of plant and equipment                                   (2,945)        (3,971)         (1,189)
   Distribution from joint ventures                                   2,000          4,000           4,978
   Investment in joint venture                                            3           (507)         (1,196)
   Net cash paid in acquisition                                           -              -          (2,399)
   Capital contribution from minority interest                            -            472               -
                                                            ----------------------------------------------
           Net cash (used in) provided by
           investing activities                                      (1,360)            98              43
                                                            ----------------------------------------------

Cash flows from financing activities:
   Proceeds from long-term debt                                       2,241          3,890             700
   Payments on long-term debt                                          (583)        (1,309)              -
   Retirement of common stock                                             -           (131)           (394)
   Cash dividend paid                                                     -           (181)           (185)
   Issuance of common stock                                               -              -              82
                                                            ----------------------------------------------
           Net cash provided by
           financing activities                                       1,658          2,269             203
                                                            ----------------------------------------------

Net increase (decrease) in cash                                       1,138            661            (846)

Cash, beginning of year                                                 975            314           1,160
                                                            ----------------------------------------------

Cash, end of year                                           $         2,113   $        975   $         314
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

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)

                                               December 31, 2000, 1999, and 1998
--------------------------------------------------------------------------------


1.   Organization        Organization
     and                 Mining Services International Corporation (the Company)
     Significant         and its wholly owned  subsidiaries,  MSI Chemicals Ltd.
     Accounting          (MSIC),  Central  Asia  Chemicals  LTD  (CAC),  O'Brien
     Policies            Design Associates, Inc.(ODA) which the Company acquired
                         effective October 30, 1998, Green Mountain  Explosives,
                         Inc.  (GME)  which  the  Company   acquired   effective
                         December 9, 1998, MSI Russia,  L.L.C.  (MSIR) which the
                         Company  organized  effective October 16, 1998, and MSI
                         International  Holding  Company,  Ltd.  (MSI IHC),  are
                         primarily  engaged in the development,  manufacture and
                         sale  of  bulk   explosives  and  related  support  and
                         services. In addition,  Nevada Chemicals,  Inc., also a
                         wholly-owned  subsidiary,  has a fifty percent interest
                         in  Cyanco  Company  (Cyanco),  a  non-corporate  joint
                         venture,  which is engaged in the  manufacture and sale
                         of liquid sodium cyanide.  The Company also owns 51% of
                         Tennessee  Blasting  Services,  L.L.C (TBS),  which was
                         established  September 1, 1999. TBS provides  drilling,
                         blasting  and  explosives   resale   services  and  its
                         accounts  are  included in the  Company's  consolidated
                         financial   statements,    including   accounts   which
                         represent  the  minority  interest.  During  the fourth
                         quarter of 2000,  TBS reached a deficit in  stockholder
                         equity and as such the  Company  reduced  the  minority
                         interest  to $0.  Since  that  time,  the  Company  has
                         recorded  100% of the  results of TBS  operations.  The
                         financial  statements  reflect the  investment in joint
                         ventures  of  which  the  Company  owns a 50%  or  less
                         interest   under  the  equity  method  of   accounting.
                         Summarized   financial   information  for  these  joint
                         ventures is included in note 15.

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


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Organization - Continued
     and                 The   Company   has  an   agreement   with   Production
     Significant         Association  "Ammofos"  of  Almalyk,  the  Republic  of
     Accounting          Uzbekistan (PAA), a government owned chemical producer.
     Policies            The Agreement  creates a joint venture with the Company
     Continued           and  PAA  which  operates  under  a  limited  liability
                         enterprise   organized  under   Uzbekistan   laws.  The
                         enterprise is called Turon-MSI Ltd.  (Turon),  in which
                         MSI holds a 51% interest  through MSI IHC and PAA holds
                         a 49% interest.  The Company has not consolidated Turon
                         under FAS 94 in the accompanying  financial  statements
                         due to the political  situation  and economic  controls
                         and  conditions  in  Uzbekistan.  MSI has  committed to
                         supply plant and equipment along with its technological
                         know-how  in  return  for  its  interest  in the  joint
                         venture   and  PAA  has   committed   to  provide   the
                         infrastructure  of the plant.  Effective  December  28,
                         1999, MSI transferred its ownership of Turon - MSI Ltd.
                         to MSI IHC. The Company's investment in Turon - MSI has
                         not  generated  any  significant  cash or return on the
                         Company's  investment.  In looking at future  cash flow
                         projections,  it became apparent that the political and
                         business   environment,   along   with   Turon   -  MSI
                         operations, would not provide a source for cash flow or recovery of the investment in Turon - MSI. Accordingly, in the fourth quarter of 1999, the investment was fully written-off as an impaired asset. Subsequently, the Company has not recovered or received any cash or other assets from its investment in Turon - MSI. The Company only recognizes income or loss as cash is either received or disbursed.

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


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Organization - Continued
     and                 The Company also has a joint venture to manufacture and
     Significant         supply  explosives  in West Africa.  The joint  venture
     Accounting          operates  as  a  Ghanaian  company  called  West  Coast
     Policies            Explosives  Limited (WCE).  WCE is wholly owned by West
     Continued           Africa  Chemicals  Limited (WAC),  a Mauritius  company
                         owned 50% by the  Company.  In the  fourth  quarter  of
                         1999,  the Company  wrote-off  its  investment  in WAC,
                         including  a  note   receivable,   due  to   continuing
                         sustained losses and the unlikelihood of realizing profits in this market where explosives supply now exceeds demand. Similar to its investment in Turon -
                         MSI, Ltd., the Company will only recognize income or loss as cash is either received or disbursed.

                         On November 30, 2000 the Company entered into an Asset Purchase Agreement to sell its explosives business. Pursuant to such agreement, the Company will sell substantially all of the assets, subsidiaries and certain joint venture interests of the explosives manufacturing, services and supply business. The Company will maintain its investment in the corporate office building, Cyanco and WAC (see note 8).

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

--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Investments
     and                 The Company  records income or loss for its investments
     Significant         in Turon-MSI  and WAC which have been fully written off
     Accounting          when cash is  received or  disbursements  made on their
     Policies            behalf. Subsequent to the investments being written off
     Continued           in 1999 the Company has not had any significant  income
                         or loss from these investments.

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


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Revenue Recognition
     and                 The  Company  recognizes  revenue  through  the sale of
     Significant         chemical-based   products,   as  well  as  through  the
     Accounting          performance of technical  services  under  contracts of
     Policies            varying lengths. Revenue is recognized upon shipment of
     Continued           product or performance of services.

                         Cost of Sales
                         Cost of sales consist primarily of product costs, freight, labor related to products and miscellaneous technical service overheads.

                         General and Administrative Expense
                         General and administrative expenses consist primarily of salary, wages, occupancy costs, professional fees, insurance, travel and supplies.

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

                         Impairment of Long-Lived Assets
                         The Company reviews its long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable through undiscounted future cash flows. If it is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the Statement of Operations.

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


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization        Concentration of Credit Risk
     and                 Financial  instruments  which  potentially  subject the
     Significant         Company  to   concentration   of  credit  risk  consist
     Accounting          primarily of trade receivables. In the normal course of
     Policies            business,  the  Company  provides  credit  terms to its
     Continued           customers.  Accordingly,  the Company  performs ongoing
                         credit  evaluations  of  its  customers  and  maintains
                         allowances  for possible  losses which,  when realized,
                         have   been   within   the   range   of    management's
                         expectations.

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

                         Reclassification
                         Certain amounts in the 1999 and 1998 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.


--------------------------------------------------------------------------------

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
                                                 --------------------------

Unsecured note receivable from CMS, in
annual installments of $250 and
semi-
annual interest payments at the rate of
1.5% above the six-month LIBOR                   $       1,250   $      750

Notes receivable from officers of the
Company secured by stock, interest
payments due annually at 1% above the
three-month LIBOR, principal due in full
April 2003 and June 2004                                    86          133
                                                 --------------------------

                                                         1,336          883
Less current portion                                      (250)        (250)
                                                 --------------------------

                                                 $       1,086   $      633
                                                 --------------------------


--------------------------------------------------------------------------------

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
                                                     --------------------------

Line of credit agreement, secured by a
blanket lien on all assets, which allows the
Company to borrow a maximum amount of
$4,500 at the bank's prime rate plus 0.25%,
due August 31, 2001.  At December 31, 2000,
the Company was not in compliance with loan
covenants related to debt service coverage
and working capital maintenance
requirements, and is therefore technically in
default with the line of credit agreement.  The
bank is reviewing the request for waiver of the
default.  There are no cross default provisions
in the Company's other debt agreements.              $       4,195   $    2,916

Notes payable to financial institutions, due in
monthly installments of $37, including interest
ranging from 7.35% to 9.75%, secured by
property                                                     1,230          563

Unsecured performance deposit payable to a
company, due in monthly installments of $16,
including imputed interest at 7%, due on
December 9, 2003                                               503          649

Notes payable to individuals, due  in monthly
installments of $13, including interest at 12%,
secured by property and equipment, due
December 9, 2003                                               402          507

Construction loan payable in monthly
installments of $2, including interest at 8.15%,
secured by property, due April 10, 2004                        230          241


--------------------------------------------------------------------------------

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

Mortgage note payable to an individual, due in
annual installments of $2, including interest at
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
                                               ----------------------------


8.   Impairment          The Company  entered  into an agreement on November 30,
     of Assets           2000 to sell its explosives  business.  In applying FAS
                         121 the Company evaluated its future cash flow from the
                         potential   sale  of  its   explosives   business   and
                         determined  that it had impaired  assets.  Based on the
                         estimated  sales proceeds and the net book value of the
                         assets to be sold it was  determined  that the  Company
                         would recognize a loss of  approximately  $4.99 million
                         upon the sale.  Accordingly,  as of December  31, 2000,
                         based upon FAS 121, the Company recognized an estimated
                         impairment  of  $1,794  related  to  goodwill,   $3,086
                         related to property plant and equipment, and $110 related to its investment in and advances to joint ventures. Pursuant to the Asset Purchase Agreement, the Company will sell substantially all of the assets, subsidiaries and certain joint venture interests of the explosives manufacturing, services and supply business.
                         The Company will maintain its investment in Cyanco and WAC.


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

8.   Impairment          During the year ended  December 31,  1999,  the Company
     of Assets           evaluated the carrying value of its  investments in and
     Continued           advances to joint ventures based upon projected  future
                         cash  flows,  the  circumstances  and  location  of its
                         investments  and its ability to recover its investments
                         in cash or any other  negotiable  asset.  Based on this
                         evaluation and in accordance  with FAS 121, the Company
                         recorded  an   aggregate   non-cash   expense  for  the
                         impairment as follows:

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


9.   Supplemental        During the year ended  December 31, 1998,  officers and
     Cash Flow           shareholders  retired  common stock with a market value
     Information         of $1,091 in order to exercise stock options, pay notes
                         receivable, related interest, and advances.

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


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

10.  Related Party       At  December  31,  2000  and  1999,   the  Company  had
     Transactions        receivables  of $920  and  $1,653,  respectively,  from
     Continued           joint ventures (see Notes 1 and 2).

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


11.  Major               Sales  to major  customers  which  exceeded  10% of net
     Customers           sales are as follows:
     and Foreign
     Operations
                                            Years Ended December 31,
                                    ---------------------------------------
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


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

11.  Major               The  Company  has  operations  in  the  United  States,
     Customers           Canada, other foreign locations, and equity in earnings
     and Foreign         of  joint  ventures.  The  following  is a  summary  of
     Operations          operations by geographic region:
     Continued
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
                                                     ---------------------------


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

12.  Non-Qualified       Under the 1987  Non-Qualified  Stock  Option  Plan (the
     Stock Option        Option Plan),  as amended in 1988,  1990,  1992,  1993,
     Plan                1998 and 1999, a maximum of 1,315,130  shares were made
                         available for granting of options to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years.
                         Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.

                         Information regarding the Option Plan is summarized below:


                                              Number of      Option Price
                                               Options        Per Share
                                          ---------------------------------

Outstanding at January 1, 1998                      360,609  $ 1.38 - 11.30
     Granted                                         46,950    2.96 - 11.30
     Exercised                                      (33,266)   5.00 -  7.56
     Expired                                        (14,546)   4.12 -  5.00
                                          ---------------------------------

Outstanding at December 31, 1998                    359,747    1.38 - 11.30
     Granted                                          7,500    3.00 -  5.06
     Exercised                                       (5,500)   4.72 -  5.06
     Expired                                         (9,000)   2.26 -  5.22
                                          ---------------------------------

Outstanding at December 31, 1999                    352,747    1.38 - 11.30
     Granted                                        376,000    1.44 -  2.31
     Exercised                                            -               -
     Expired                                              -               -
                                          ---------------------------------

Outstanding at December 31, 2000                    728,747  $ 1.38 - 11.30
                                          ---------------------------------


--------------------------------------------------------------------------------

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


--------------------------------------------------------------------------------

                                       MINING SERVICES INTERNATIONAL CORPORATION
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

18.  Commitments         The  Company is  subject  to  various  claims and legal
     and                 proceedings  arising in the ordinary course of business
     Contingencies       activities.  The Company and certain  directors  of the
                         Company in prior years were named in complaints related
                         to:  alleged  violations of laws and  fiduciary  duties
                         related to the voting of  shares,  decisions  regarding
                         certain corporate  transactions and the adoption of the
                         Stock Rights Plan. This litigation was resolved in 2000
                         with no material financial impact. The Company does not
                         believe the damage  claims of any pending  matters will
                         materially  impact  the  financial   condition  of  the
                         Company.

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