Form 10-Q/A
period 2001-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 2001-10-04
CIK 356342

________________________________________________________________________________

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           __________________________

                                   FORM 10-Q/A
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
                  For the quarterly period ended March 31, 2001

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

 _______________________________________________________________________________

                    Mining Services International Corporation

                                      Index


                                                                                               Page No.
Part I     Financial Information                                                               --------

Item 1.       Consolidated Balance Sheet (Condensed) March 31, 2001 and                           1
              December 31, 2000.

              Consolidated Statement of Operations (Condensed) for the                            2
              three months ended March 31, 2001 and March 31, 2000.

              Consolidated Statement of Cash Flows (Condensed) for the                            3
              three-months ended March 31, 2001 and March 31, 2000.

              Condensed Notes to the consolidated financial statements                            4

Item 2.       Management's Discussion and Analysis of Financial Condition                         5
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                          6

Part II    Other Information

Item 5.       Other Information                                                                   7

Item 6.       Exhibits and Reports on Form 8-K                                                    7


PART I.  FINANCIAL INFORMATION

Financial Statements


                                     MINING SERVICES INTERNATIONAL CORPORATION
                                      Consolidated Balance Sheet (Condensed)
                                       (In thousands, except share amounts)


                                                                            March 31, 2001            December 31, 2000
           ASSETS                                                             (Unaudited)
           ------                                                           --------------            -----------------
Current assets:
     Cash                                                                   $             1,989       $             2,113
     Receivables, net                                                                     7,749                     7,971
     Inventories                                                                          2,497                     2,248
     Prepaid expenses                                                                       242                       212
     Current portion of related party notes receivable                                      250                       250
                                                                            -------------------       -------------------
     Total current assets                                                                12,727                    12,794

Investments in and advances to joint ventures                                            13,344                    12,886
Property, plant and equipment, net                                                        7,385                     7,647
Related party notes receivable                                                            1,086                     1,086
Other assets                                                                                419                       393
                                                                            -------------------       -------------------
                                                                            $            34,961       $            34,806
                                                                            ===================       ===================
     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                                  $             6,785       $             5,901
     Current portion of long-term debt                                                    4,864                     4,850
                                                                            -------------------       -------------------

         Total current liabilities                                                       11,649                    10,751

Long-term debt                                                                            1,625                     1,756
Deferred income taxes                                                                     1,840                     2,054
                                                                            -------------------       -------------------

         Total liabilities                                                               15,114                    14,561
                                                                            -------------------       -------------------

Minority interest                                                                             -                         -

Stockholders' equity:
     Common stock                                                                             7                         7
     Capital in excess of par value                                                       5,312                     5,312
     Cumulative foreign currency translation adjustments                                   (454)                     (456)
     Retained earnings                                                                   14,982                    15,382
                                                                            -------------------       -------------------

         Total stockholders' equity                                                      19,847                    20,245
                                                                            -------------------       -------------------

                                                                            $            34,961       $            34,806
                                                                            ===================       ===================


                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Operations (Condensed)
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                                              3 months ended            3 months ended
                                                                                   3/31/01                 3/31/00
                                                                            -------------------       -------------------
Revenues:
    Net sales                                                               $             8,228       $             6,474
    Royalties                                                                               194                       224
    Equity in earnings from joint ventures                                                  445                       572
    Other income                                                                             19                        14
                                                                            -------------------       -------------------
                                                                                          8,886                     7,284
                                                                            -------------------       -------------------
Cost and expenses:
    Cost of sales                                                                         8,265                     6,335
    General administrative                                                                1,025                       987
    Research and development                                                                143                       159
                                                                            -------------------       -------------------
                                                                                          9,433                     7,481
                                                                            -------------------       -------------------

Loss from operations                                                                       (547)                     (197)

Other expense, net                                                                          (67)                      (54)
                                                                            -------------------       -------------------

Loss before provision for income taxes                                                     (614)                     (251)

Benefit for income taxes                                                                    214                        28
                                                                            -------------------       -------------------

Loss before minority interest                                                              (400)                     (223)

Minority interest in loss of subsidiaries                                                     -                        23
                                                                            -------------------       -------------------

Net loss                                                                    $              (400)      $              (200)
                                                                            ===================       ===================

Weighted average number of shares outstanding
    Basic                                                                             7,314,000                 7,314,000
                                                                            ===================       ===================
    Diluted                                                                           7,314,000                 7,314,000
                                                                            ===================       ===================

Net loss per share
    Basic                                                                   $             (0.05)      $             (0.03)
                                                                            ===================       ===================
    Diluted                                                                 $             (0.05)      $             (0.03)
                                                                            ===================       ===================


                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows (Condensed)
                                 (In thousands)
                                   (Unaudited)

                                                                              3 months ended              3 months ended
                                                                                 3/31/01                   3/31/00
                                                                            -------------------       -------------------
 Cash flows from operating activities:
    Net loss                                                                $              (400)      $              (200)
    Adjustments to reconcile net loss to net cash
    provided by/(used in) operating activities:
       Depreciation and amortization                                                        290                       391
       Provision and reserves for loss on assets                                             19                        25
       Gain on disposal of equipment                                                        (86)                      (13)
       Undistributed (earnings) loss in joint ventures                                     (464)                     (586)
       Deferred income taxes                                                               (214)                       34
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                         203                      (681)
         (Increase) decrease in inventories                                                (249)                     (225)
         (Increase) decrease in prepaid expenses                                            (30)                      (14)
         (Increase) decrease in other assets                                                (26)                      (65)
         Increase (decrease) in accounts payable and accrued expenses                       885                       644
         Increase (decrease) in minority interest                                             -                       (23)
                                                                            -------------------       -------------------
              Net cash provided by/(used in) operating activities                           (72)                     (713)
                                                                            -------------------       -------------------

Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                              252                        13
     Purchase of plant and equipment                                                       (179)                     (904)
     Investment in joint ventures                                                            (7)                     (187)
                                                                            -------------------       -------------------
         Net cash used in investing activities                                               66                    (1,078)
                                                                            -------------------       -------------------

Cash flows from financing activities:
     Net proceeds from operating line of credit                                              47                       975
     Payments on long-term debt                                                            (165)                     (153)
                                                                            -------------------       -------------------
         Net cash provided by/(used in) financing activities                               (118)                      822
                                                                            -------------------       -------------------

Net increase/(decrease) in cash                                                            (124)                     (969)

Cash, beginning of period                                                                 2,113                       975
                                                                            -------------------       -------------------

Cash, end of period                                                         $             1,989       $                 6
                                                                            ===================       ===================




                 See accompanying notes to financial statements

                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended March 31, 2001 included herein is unaudited and the December 31, 2000 balance sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

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

                     Non Consolidated                                    Amount           MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in       Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue        Revenue           Revenue
                     -----------------    -------------    ------     ------------       -------         ------------

  1st Quarter 2001          $9,344,000     $  890,000        50%     $   445,000        $8,441,000         $8,886,000
  1st Quarter 2000          $5,912,000     $1,172,000        50%     $   586,000        $6,698,000         $7,284,000

    Note: MSI does not consolidate revenues from 50% or less controlled joint ventures


NOTE 3:   INVENTORIES

         Inventories at March 31, 2001 and December 31, 2000 have been recorded at the lower of cost or market, cost being determined on the first in first out
(FIFO) method. The composition of inventories at March 31, 2001 and December 31, 2000 are as follows:

                                        March 31, 2001         December 31, 2000
                                        --------------         -----------------
         Raw Materials                  $   665,000              $   761,000
         Finished Goods                   1,832,000                1,487,000
                                        -----------              -----------
                                        $ 2,497,000              $ 2,248,000
                                        ===========              ===========

NOTE 4:  COMPREHENSIVE INCOME

         Comprehensive income or loss includes certain changes in equity not represented in net income or loss, including foreign currency translation adjustments. The following table illustrates the effect of comprehensive income or loss for the respective periods ended March 31, 2001 and 2000:

                                             Foreign Currency
                                              Translation          Comprehensive
                              Net Loss         Adjustment             Net Loss
                              --------       ----------------      -------------

  1st Quarter 2001           ($400,000)         $   2,000            ($398,000)
  1st Quarter 2000           ($200,000)          ($90,000)           ($290,000)



     Item 2 Management's Discussion and Analysis of Financial Condition and
                             Results of Operations

Three-months ended March 31, 2001 vs. 1999
------------------------------------------

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

Liquidity and Capital Resources
-------------------------------

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

Item 6:  Exhibits and Reports on Form 8-K

(a)      Exhibits:

         10.5 Amendment 2 dated May 11, 2001 to the Asset Purchase Agreement (10.4) entered into by and between UEE and the Company. (Incorporated by reference from the 10-Q report filed by the Company for the period ended March 31, 2001.)

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


                                       MINING SERVICES INTERNATIONAL CORPORATION
                                       -----------------------------------------
                                                    (Registrant)





         October 3, 2001                       /s/ Duane W. Moss
         ---------------                       ---------------------------------
              (Date)                           Duane W. Moss
                                               Chief Legal Officer and Secretary





         October 3, 2001                       /s/ Wade L. Newman
         ---------------                       ---------------------------------
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


                                       MINING SERVICES INTERNATIONAL CORPORATION
                                       -----------------------------------------
                                                       (Registrant)




         October 3, 2001
         ----------------                     ----------------------------------
             (Date)                           Duane W. Moss
                                              Chief Legal Officer and Secretary





         October 3, 2001
         ----------------                     ----------------------------------
              (Date)                          Wade L. Newman
                                              Chief Financial Officer