Form 10-Q
period 2001-09-30
MINING SERVICES INTERNATIONAL CORP/
filed 2001-11-14
CIK 356342

______________________________________________________________________

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                    FORM 10-Q
(Mark One)

         [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
         For the quarterly period ended September 30, 2001

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of November 13, 2001 was 7,314,260.

    _________________________________________________________________________

                    Mining Services International Corporation

                                      Index


                                                                                Page No.
Part I     Financial Information                                                --------
Item 1.       Financial Statements

              Consolidated Balance Sheet (Condensed) as of September 30, 2001      1
              and December 31, 2000

              Consolidated Statement of Operations (Condensed) for the             2
              three months ended September 30, 2001 and September 30, 2000

              Consolidated Statement of Operations (Condensed) for the             3
              nine months ended September 30, 2001 and September 30, 2000

              Consolidated Statement of Cash Flows (Condensed) for the             4
              nine months ended September 30, 2001 and September 30, 2000

              Notes to Consolidated Financial Statements                           5

Item 2.       Management's Discussion and Analysis of Financial Condition          6
              and Results of Operations

Item 3.       Quantitative and Qualitative Disclosures About Market Risk           8

Part II    Other Information

Item 6.       Exhibits and Reports on Form 8-K                                     9

Signatures                                                                        10

PART I.  FINANCIAL INFORMATION

Financial Statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                     Consolidated Balance Sheet (Condensed)
                                 (In thousands)


                                                             September 30, 2001     December 31, 2000
           ASSETS                                                (Unaudited)
           ------                                           -------------------     -----------------
Current assets:
     Cash                                                   $             1,363     $           2,113
     Receivables, net                                                     1,620                 7,971
     Inventories                                                              -                 2,248
     Prepaid expenses                                                         -                   212
     Current portion of related party notes receivable                        -                   250
     Net assets held for sale                                             6,930                     -
                                                            -------------------     -----------------

     Total current assets                                                 9,913                12,794

Investments in and advances to joint ventures                            11,930                12,886
Property, plant and equipment, net                                          914                 7,647
Related party notes receivable                                               86                 1,086
Other assets                                                                138                   393
                                                            -------------------     -----------------

                                                            $            22,981     $          34,806
                                                            ===================     =================

     LIABILITIES AND SHAREHOLDERS' EQUITY
     ------------------------------------

Current liabilities:
     Accounts payable and accrued expenses                  $               885     $           5,901
     Current portion of long-term debt                                        -                 4,850
                                                            -------------------     -----------------

         Total current liabilities                                          885                10,751

Long-term debt                                                                -                 1,756
Deferred income taxes                                                     2,047                 2,054
                                                            -------------------     -----------------

         Total liabilities                                                2,932                14,561
                                                            -------------------     -----------------

Minority interest                                                             -                     -

Stockholders' equity:
     Common stock                                                             7                     7
     Capital in excess of par value                                       5,312                 5,312
     Cumulative foreign currency translation adjustments                      -                  (456)
     Retained earnings                                                   14,730                15,382
                                                            -------------------     -----------------

         Total stockholders' equity                                      20,049                20,245
                                                            -------------------     -----------------

                                                            $            22,981     $          34,806
                                                            ===================     =================


                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Operations (Condensed)
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                               3 months ended        3 months ended
                                                                  9/30/01                9/30/00
                                                            -------------------     -----------------

Revenues:
    Equity in earnings from joint ventures                  $               740     $             501
    Other                                                                   120                    98
                                                            -------------------     -----------------
                                                                            860                   599
                                                            -------------------     -----------------

Cost and expenses:
    Cost of sales                                                            24                    36
    General and administrative                                              201                   198
                                                            -------------------     -----------------
                                                                            225                   234
                                                            -------------------     -----------------

Income from continuing operations
before provision for income taxes                                           635                   365

Provision for income taxes                                                  343                   120
                                                            -------------------     -----------------

Income from continuing operations                                           292                   245

Discontinued operations
    Income from discontinued operations
    of explosives business, net of applicable
    income tax expense of $82 in 2001
    and $18 in 2000                                                         113                    33
    Loss on disposal of explosives business,
    net of income tax benefit of $625                                    (1,051)                    -
                                                            -------------------     -----------------

Net income (loss)                                           $              (646)    $             278
                                                            ===================     =================


Weighted average number of shares outstanding
    Basic                                                             7,314,000             7,314,000
                                                            ===================     =================
    Diluted                                                           7,314,000             7,316,000
                                                            ===================     =================

Income from continuing operations per share
    Basic                                                   $               .04     $             .03
                                                            ===================     =================
    Diluted                                                 $               .04     $             .03
                                                            ===================     =================

Net income (loss) per share
    Basic                                                   $              (.09)    $             .04
                                                            ===================     =================
    Diluted                                                 $              (.09)    $             .04
                                                            ===================     =================



                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Operations (Condensed)
                      (In thousands, except share amounts)
                                   (Unaudited)


                                                              9 months ended          9 months ended
                                                                 9/30/01                 9/30/00
                                                            -------------------     -----------------
Revenues:
    Equity in earnings from joint ventures                  $             1,390     $           1,512
    Other                                                                   337                   260
                                                            -------------------     -----------------
                                                                          1,727                 1,772

Cost and expenses:
    Cost of sales                                                           104                   107
    General and administrative                                              494                   502
                                                            -------------------     -----------------
                                                                            598                   609
                                                            -------------------     -----------------

Income from continuing operations
before provision for income taxes                                         1,129                 1,163

Provision for income taxes                                                  552                   389
                                                            -------------------     -----------------

Income from continuing operations                                           577                   774

Discontinued operations
    Loss from discontinued operations
    of explosives business, net of applicable
    income tax benefit of $130 in 2001
    and $225 in 2000                                                       (178)                 (457)
    Loss on disposal of explosives business,
    net of income tax benefit of $625                                    (1,051)                    -
                                                            -------------------     -----------------

Net income (loss)                                           $              (652)    $             317
                                                            ===================     =================

Weighted average number of shares outstanding
    Basic                                                             7,314,000             7,314,000
                                                            ===================     =================
    Diluted                                                           7,314,000             7,316,000
                                                            ===================     =================

Income from continuing operations per share
    Basic                                                   $               .08     $             .11
                                                            ===================     =================
    Diluted                                                 $               .08     $             .11
                                                            ===================     =================

Net income (loss) per share
    Basic                                                   $              (.09)    $             .04
                                                            ===================     =================
    Diluted                                                 $              (.09)    $             .04
                                                            ===================     =================


                 See accompanying notes to financial statements

                    MINING SERVICES INTERNATIONAL CORPORATION
                Consolidated Statement of Cash Flows (Condensed)
                                 (In thousands)
                                   (Unaudited)

                                                                           9 months ended         9 months ended
                                                                               9/30/01               9/30/00
                                                                         -----------------      -----------------
Cash flows from operating activities:
    Net income (loss)                                                    $            (652)     $             317
    Adjustments to reconcile net income (loss) to net cash
    provided by/(used in) operating activities excluding
    net assets held for sale:
       Depreciation and amortization                                                   884                  1,165
       Provision for loss on assets                                                   (168)                   114
       Gain on disposal of equipment                                                  (101)                   (19)
       Undistributed (earnings) loss in joint ventures                              (2,167)                (1,786)
       Deferred income taxes                                                            (7)                   314
       Realization of foreign currency translation adjustments                         456                      -
       Change in assets and liabilities:
         (Increase) decrease in accounts receivable                                 (1,076)                (1,517)
         (Increase) decrease in inventories                                            (89)                  (420)
         (Increase) decrease in prepaid expenses                                        13                    (27)
         (Increase) decrease in other assets                                           (23)                    32
         Increase (decrease) in accounts payable and accrued expenses                2,187                  2,830
         Increase (decrease) in minority interest                                        -                   (343)
                                                                         -----------------      -----------------
              Net cash provided by (used in) operating activities                     (743)                   660
                                                                         -----------------      -----------------

Cash flows from investing activities:
     Proceeds from sale of plant and equipment                                         253                     33
     Purchase of plant and equipment                                                  (405)                (1,462)
     Payments on notes receivable                                                      100                      -
     Increase in notes receivable                                                        -                   (500)
     Distribution from joint venture                                                 1,000                  1,000
     Investment in joint ventures                                                      (15)                  (448)
                                                                         -----------------      -----------------
         Net cash provided by (used in) investing activities                           933                 (1,377)
                                                                         -----------------      -----------------

Cash flows from financing activities:
     Net proceeds from operating line of credit                                         34                  1,044
     Payments on long-term debt                                                       (478)                  (430)
                                                                         -----------------      -----------------
         Net cash provided by (used in) financing activities                          (444)                   614
                                                                         -----------------      -----------------

Net decrease in cash                                                                  (254)                  (103)

Cash, beginning of period                                                            2,113                    975

Cash included in net assets held for sale                                             (496)                     -
                                                                         -----------------      -----------------

Cash, end of period                                                      $           1,363      $             872
                                                                         =================      =================

                 See accompanying notes to financial statements

                          Mining Services International
                   Notes to Consolidated Financial Statements
                                   (Unaudited)

NOTE 1:  BASIS OF PRESENTATION

         The interim financial information for the three months ended September 30, 2001 and 2000 and for the nine months ended September 30, 2001 and 2000 included herein is unaudited and the December 31, 2000 balance sheet is derived from audited financial statements; however, such information reflects all adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim periods.

         These consolidated financial statements are presented in accordance with the requirements for Form 10-Q and consequently may not include all the disclosures normally required by the generally accepted accounting principles or those normally made in the annual 10-K filing.

         The results of operations for the three-month period ended September 30, 2001 and the nine month period ended September 30, 2001 are not necessarily indicative of the results to be expected for the full year.

NOTE 2:   SIGNIFICANT ACCOUNTING  POLICIES

         Because of the significance of investment by the Company in joint ventures ("JV" or "JV's") which are not consolidated, but are accounted for under the equity method, the following comparative schedule is prepared to clarify and demonstrate the consolidated revenue of the Company during the periods ending September 30, 2001 and 2000, excluding JV interests reported as discountinued operations. As demonstrated in the schedule, the Company's consolidated revenue includes its share of equity in earnings from JV's:

                     Non Consolidated                                    Amount            MSI's             MSI's
                      Joint Venture       Joint Venture    Equity      Included in        Non-JV          Consolidated
                           Sales           Net Income        MSI      MSI Revenue         Revenue           Revenue
                     ----------------     -------------    ------     ------------        -------         ------------
  9 Months 2001..........$21,783,000       $2,780,000        50%        $1,390,000      $   337,000        $1,727,000
  9 Months 2000..........$16,307,000       $3,024,000        50%        $1,512,000      $   260,000        $1,772,000

  3 Months 2001..........$  8005,000       $1,480,000        50%        $  740,000      $   120,000        $  860,000
  3 Months 2000..........$ 6,302,000       $1,002,000        50%        $  501,000      $    98,000        $  599,000

         Note: MSI does not consolidate revenues from 50% or less controlled joint ventures


NOTE 3:  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the nine-month period ended September 30, 2000, the Company purchased $637,000 of equipment with debt. Both the equipment and the related debt are included in the net assets held for sale to UEE.

NOTE 4:  DISCONTINUED OPERATIONS

         On November 8, 2001, the shareholders of the Company voted in favor of the sale of the Company's explosives business pursuant to an Asset Purchase Agreement between the Company and Union Espanola de Explosivos S.A. ("UEE"). The Company entered into the agreement on November 30, 2000 and expects to consummate the sale on November 15, 2001, in which it will sell substantially all of the assets, subsidiaries and certain joint venture interests of the explosives manufacturing, services and supply business. The Company will maintain its investment in the corporate office building, Cyanco Company ("Cyanco") and West Africa Chemical, Ltd. ("WAC"). Upon the closing of the sale, the Company's name will change to Nevada Chemicals, Inc.

         In connection with this sale, an estimated loss on disposal of $1,051, net of income tax benefits of $625, has been recognized, including estimated results from operations until the date of disposition. The financial statements reflect the balance sheet items and operating results of the explosives business separately from continuing operations. The prior year has been restated to reflect the effect of the sale. The operating results of the explosives business are as follows:

                                                       Three Months Ended                  Nine Months Ended
                                                          September 30,                      September 30,
                                                     -----------------------              --------------------
                                                     2001               2000              2001            2000
                                                     ----               ----              ----            ----

     Operating revenues                               $10,964         $ 10,801           $ 31,348       $ 27,718
     Income (loss) from operations
         before income taxes                              195             (163)              (308)        (1,031)
     Income tax benefit (expense)                         (82)             (19)               130            230
     Minority interest in loss of subsidiaries              -              215                  -            344
     Income (loss) from operations                        113               33               (178)          (457)


        Net assets of the explosives business consisted of the following:

                                                            September 30, 2001
                                                            ------------------

     Current assets                                             $   10,877
     Investments in and advances to
         joint ventures                                              2,095
     Property, plant and equipment, net                              6,186
     Other assets                                                    1,178
                                                                ----------
         Total assets                                               20,336
                                                                ----------

     Current liabilities                                            12,144
     Other liabilities                                               1,262
                                                                ----------
         Total liabilities                                          13,406
                                                                ----------

         Net assets                                             $    6,930
                                                                ----------

       Item 2 Management's Discussion and Analysis of Financial Condition
                           and Results of Operations

Overview
--------

         On November 8, 2001 the shareholders of the Company approved the sale of the Company's explosives business pursuant to an Asset Purchase Agreement between the Company and UEE. The Company entered into the agreement on November 30, 2000 and expects to consummate the sale on November 15, 2001. Accordingly, the operating results for the explosives business for the three months and nine months ended September 30, 2001 have been presented as discontinued operations in the accompanying consolidated statement of operations. Operating results of the explosives business for the comparable periods in 2000 have been restated as discontinued operations. Estimated remaining costs to close the sale, along with estimated operating results of the explosives business through November 15, 2001, net of expected tax benefit, are included as loss on disposal of explosives business in the accompanying consolidated statements of operations for the three months and nine months ended September 30, 2001.

         Continuing operations reported in the statements of operations for the three months and nine months ended September 30, 2001 and 2000 consist of the operating results, costs and expenses, and corporate overhead associated with the Company's 50% Cyanco joint venture interest and nominal amounts for its 50% interest in WAC. The following discussion of results of operations includes only continuing operations.

Three-months ended September 30, 2001 vs. 2000
----------------------------------------------

         Equity in earnings from joint ventures consists entirely of the Company's equity in earnings of Cyanco, and increased $239,000 or 48% in the three months ended September 30, 2001 compared to equity in earnings reported in the three months ended September 30, 2000. The increase in equity in earnings of Cyanco is the result of increases in both volume and prices in the three months ended September 30, 2001 compared to the comparable three-month period in the prior year. Other revenues consist of management fees from Cyanco and earnings from WAC, and increased $22,000 or 22% in the three months ended September 30, 2001 compared to other revenues in the three months ended September 30, 2000, primarily due to increased management fees from Cyanco.

         Total costs and expenses remained at approximately the same level in the three months ended September 30, 2001 compared to the three months ended September 30, 2000.

Nine months ended September 30, 2001 vs. 2000
---------------------------------------------

         Equity in earnings from Cyanco decreased $122,000 or 8% in the nine months ended September 30, 2001 compared to equity in earnings reported in the nine months ended September 30, 2000. This decrease is primarily the result of increases in the cost of raw materials related to large increases in the cost of natural gas in the United States during the first quarter of 2001. Other revenues increased $77,000 or 30% in the nine months ended September 30, 2001 compared to other revenues in the nine months ended September 30, 2000, primarily due to increased management fees from Cyanco.

         Total costs and expenses remained at approximately the same level in the nine months ended September 30, 2001 compared to the nine months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------

         The consolidated balance sheet as of September 30, 2001 reflects the assets, liabilities and equity that will continue with the Company subsequent to the sale of the explosives business, with the net assets to be transferred in the sale to UEE recorded as a current asset entitled "net assets held for sale".

         All long-term debt, including the Company's line of credit, and substantially all accounts payable and accrued expenses will be assumed by UEE in the sale. As a result, as of September 30, 2001, current liabilities consist of accounts payable and accrued expenses of $885,000. These current liabilities compare favorably to total current assets, excluding net assets held for sale, of $2,983,000. Cash as of September 30, 2001 was $1,363,000. Long-term liabilities at September 30, 2001 consist only of deferred income taxes of $2,047,000.

         Upon the successful closing of the sale of the explosives business, the liquidity and capital resources of the Company will be further enhanced upon receipt of approximately $6,350,000 cash. Management believes those proceeds, combined with cash on hand at September 30, 2001, will provide adequate liquidity for the Company for the foreseeable future.

        Item 3 Quantitative and Qualitative Disclosures About Market Risk

         Prior to the sale of its explosives business, the Company was exposed to market risk from changes in foreign currency and implemented certain procedures to minimize such risk. However, after the sale of its explosives business, the Company will not be exposed to material market risks from changes in foreign currency, and does not expect to hold any investments to hedge against foreign currency fluctuations.

         The Company's cash equivalents, short-term investments and its outstanding debt bear variable interest rates which are adjusted to market conditions. Substantially all debt with variable interest rates will be assumed by UEE in the sale of the explosives business. Changes in market rates will affect interest earned on cash equivalents and short-term investments held by the Company subsequent to the sale of its explosives business. The Company does not use derivative instruments to offset the exposure to interest rates. Changes in the interest rates are not expected to have a material impact on the Company's results of operations.

PART II.  OTHER INFORMATION

Item 6:  Exhibits and Reports on Form 8-K

1.       Exhibits:

              10.4.1 Amendment #4 to Asset Purchase Agreement dated October 5,
                     2001 entered into by and between the Company and UEE (incorporated by reference to the Company's Definitive Proxy Statement filed with the Securities and Exchange Commission on October 9, 2001)


2.       Reports on Form 8-K:

              No reports on Form 8-K have been filed during the quarter ended September 30, 2001.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MINING SERVICES INTERNATIONAL CORPORATION
                                       -----------------------------------------
                                                    (Registrant)





         November 13, 2001                     /s/ Duane W. Moss
         -----------------                     ---------------------------------
              (Date)                           Duane W. Moss
                                               Chief Legal Officer and Secretary





         November 13, 2001                     /s/ Wade L. Newman
         -----------------                     ---------------------------------
              (Date)                           Wade L. Newman
                                               Chief Financial Officer

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       MINING SERVICES INTERNATIONAL CORPORATION
                                       -----------------------------------------
                                                     (Registrant)




         October 26, 2001                      ---------------------------------
         ----------------                      Duane W. Moss
               (Date)                          Chief Legal Officer and Secretary





         October 26, 2001                      ---------------------------------
         ----------------                      Wade L. Newman
               (Date)                          Chief Financial Officer