Form 10-K
period 2001-12-31
MINING SERVICES INTERNATIONAL CORP/
filed 2002-04-01
CIK 356342

________________________________________________________________________________

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           __________________________

                                    Form 10-K
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________


                           Commission File No. 0-10634

                           ___________________________

                             Nevada Chemicals, Inc.
             (Exact name of registrant as specified in its charter)


                       Utah                                87-0351702
           (State or other jurisdiction of               (I.R.S. Employer
           incorporation or organization)               Identification No.)


                       9149 So. Monroe Plaza Way, Suite B
                                Sandy, Utah 84070
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (801) 984-0228
                           ___________________________

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:

                                 Title of class
                                 --------------
                         Common Stock, $0.001 Par Value
                           ___________________________

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X ]

         Based on the  closing  sales  price of March 15,  2002,  the  aggregate market value of the Common Stock held by non-affiliates was $6,810,657 (3,219,723 shares estimated to be held by non-affiliates). Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of March 15, 2002 was 7,210,069.

                           ___________________________

                             Nevada Chemicals, Inc.

                                Table of Contents



                                                                                               Page No.
                                                                                               --------
         Part I
             Item 1.     Business                                                                 1
             Item 2.     Properties                                                               3
             Item 3.     Legal Proceedings                                                        4
             Item 4.     Submission of Matters to a Vote of Security Holders                      4

         Part II
             Item 5.     Market for Registrant's Common Equity and Related
                         Stockholder Matters                                                      5
             Item 6.     Selected Financial Data                                                  6
             Item 7.     Management's Discussion and Analysis of Financial Condition
                         and Results of Operation                                                 7
             Item 7A.    Quantitative and Qualitative Disclosure about Market Risk                9
             Item 8.     Financial Statements and Supplementary Data                              9
             Item 9.     Changes in and Disagreements with Accountants on Accounting
                         and Financial Disclosure                                                10

         Part III
             Item 10.    Directors and Executive Officers of the Registrant                      10
             Item 11.    Executive Compensation                                                  12
             Item 12.    Security Ownership of Certain Beneficial Owners and
                         Management                                                              14
             Item 13.    Certain Relationships and Related Transactions                          15

         Part IV
             Item 14.    Exhibits, Financial Statement Schedules, and Reports on
                         Form 8-K                                                                15

                                     PART I

Item 1.  Business

General

         Nevada Chemicals, Inc. (the "Company") (formerly Mining Services International Corporation) is a Utah corporation organized in 1979. Through November 15, 2001, the Company was engaged in two businesses, the development, manufacture and sale of bulk explosives and related support and services, and the manufacture and distribution of sodium cyanide for the extraction of precious metals. On November 15, 2001, the Company completed the sale of the assets, subsidiaries and certain joint venture interests of its explosives business (the "Explosives Business") to Union Espanola de Explosivos S.A. and certain of its subsidiaries ("UEE"). In connection with this transaction, the name of the Company was changed from Mining Services International Corporation to Nevada Chemicals, Inc.

         The Company retained its fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, which is held through the Company's wholly owned subsidiary, Winnemucca Chemicals, Inc. ("Winnemucca Chemicals"). The Company also retained its interest in a joint venture to manufacture and supply explosives in West Africa. The joint venture operates as a Ghanaian company called West Coast Explosives Limited ("WCE"). WCE is wholly owned by West Africa Chemicals Limited ("WAC"), a Mauritius company owned 50% by the Company. The joint venture has operated at a net loss from its inception in 1997, and the Company has written off its investment in WAC due to the unlikelihood of realizing profits in this market where the supply of explosives now exceeds demand. The Company and its joint venture partner in WAC are currently seeking a buyer for the assets of the joint venture, and it is expected that the proceeds from the sale of such assets will exceed the liabilities of the joint venture.

         Following the sale of the Explosives Business, the primary business of the Company is based on the Company's Cyanco joint venture. In addition, the Company receives income from the lease of its office building to a subsidiary of UEE, principal and interest on short and long term notes receivable from UEE and its subsidiaries, and short-term investment income on the proceeds from the sale of the Explosives Business until such time as the Company's Board of Directors determines alternate uses of such proceeds. The following discussion focuses on the current business activities of the Company. For a discussion of the Company's discontinued Explosives Business see the Company's annual report on Form 10-K for the year ended December 31, 2000.

Cyanco Joint Venture Interest

         Cyanco is a 50/50 joint venture between the Company and Degussa Corporation, a wholly owned subsidiary of Degussa A.G., a German company ("Degussa"), that produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant. Cyanco services the Western U.S. gold mining area, primarily located in Nevada, selling sodium cyanide for use in leaching precious metals in mining operations. There are principally two types of products marketed to gold mines for the leaching process: (1) a solid "briquette" sodium cyanide product which requires handling and physical dissolution before use and
(2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes to the mining customer ready to use. The manufacturing cost for the liquid product is substantially lower than for solid product when drying, handling, re-dissolution and chemical adjustment costs at the mine site are taken into account.

         Since the liquid product is shipped by truck from the plant to the mine site in a solution of about 30% sodium cyanide and 70% water, freight costs for liquid sodium cyanide are significant and shipping must be managed carefully, both in terms of cost and safety and environmental protection. Cyanco has a five year contract for this service with an Omaha, Nebraska company which utilizes dedicated equipment specifically designed for Cyanco.

         With the 1998 addition of a second production unit, Cyanco has an annual liquid sodium cyanide production capacity of approximately 85 million pounds. The Company has primary responsibility for Cyanco's production and delivery, and Degussa has primary responsibility for the joint venture's marketing and sales activities.

         Since 1998, worldwide gold prices have continued to be depressed, ranging between $250.00 and $320.00 per ounce. As of March 15, 2002, the spot trading price for an ounce of gold was approximately $290. If gold prices do not further deteriorate, gold production in Cyanco's market area should remain relatively stable for the foreseeable future.

         Competition and Purchase of FMC Sodium Cyanide Business

         Cyanco has represented one of three sources of delivered liquid sodium cyanide in the Western United States. The world market for briquette or dry-form sodium cyanide is dominated by E.I. DuPont Nemours ("DuPont"). There continue to be opportunities in the worldwide market for liquid sodium cyanide, although the worldwide supply of dry product currently exceeds demand. Domestically, Cyanco has competed with DuPont and also with FMC Corporation ("FMC"), which has marketed and delivered liquid sodium cyanide in the same geographic area as Cyanco.

         In March 2002 Cyanco announced that it had reached agreement with FMC to purchase the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC will exit the business, ending its 12-year role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco will assume FMC's on-going contractual obligations under its existing sodium cyanide contracts and is expected to begin supplying these customers on April 1, 2002. The FMC supply contracts acquired by Cyanco are with several key Nevada gold mining operations. According to Cyanco estimates, the business purchased represents approximately 25,000 tons of additional sodium cyanide business for Cyanco during the lifetime of the contracts. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers and storage tanks.

         As a result of the FMC transaction, Cyanco will compete primarily with DuPont to supply sodium cyanide to the Nevada gold mining industry. The Company believes that the important competitive factors in the sodium cyanide market are location, service and quality. However, as gold prices have declined and Cyanco's innovations in the marketplace have taken effect, the price of sodium cyanide has become a significant competitive factor. Cyanco has had to meet competitive demands and has been able to achieve results by being creative and service-oriented.

         Dependence on Customers

         Since most of Cyanco's cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A loss of one or more customers could adversely affect future sales. Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation. However, such losses are not expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in the present market.

         Patents, Trademarks and Licenses

         In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc., a Japanese corporation, in consideration for payment of a one-time license fee, a perpetual license for a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco plant. The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco plant, and is materially important to the plant's operation. Although the Company has historically conducted research on product improvement and development, the Company's research and development expenditures in each of the past three years were primarily related to the discontinued Explosives Business. However, the Company developed a patent issued during 2000 for the production and transportation of a "wet-cake" cyanide product which may be used by Cyanco in expanding its freight logical market. There has not been any customer-sponsored research and development.

         Raw Materials

         Cyanco has historically not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its products. In the present environment, raw material availability could be impacted for short periods of time, but Cyanco does not expect significant difficulty in obtaining raw materials for the longer term. Cyanco must compete with other markets for a major portion of its raw materials (ammonia, caustic soda, natural gas and electricity). The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural users. Cyanco has entered into long-term contracts for transportation of natural gas to the Cyanco facility. Cyanco has not had significant difficulty in obtaining the other necessary raw materials since there are alternative sources of supply. It is Cyanco's intent wherever possible to pass short-term raw material price fluctuations on to its client base in order to maintain profitability.

         Employees

         The Company currently employs two individuals and one part-time consultant at its corporate offices. Cyanco has 28 employees at its plant in Winnemucca, Nevada and the Company's WAC joint venture has one local employee. The Company and the joint ventures in which it participates consider relations with their employees to be positive.

         Environmental Compliance

         Cyanco is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of sodium cyanide and related raw materials. In preparation for the manufacture and sale of liquid sodium cyanide at the Cyanco plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers and development of an emergency response plan in the event of a hazardous materials spill. Cyanco's operations are designed such that no liquid discharge is created during the manufacture of its product. Compliance with such laws, rules and regulations on a ongoing basis is not expected to require additional material capital expenditures in the short-term.

         Other Governmental Regulations

         Cyanco is subject to various governmental authorities with respect to transportation and handling of hazardous materials. In addition, it is subject to OSHA's Process Safety Management program at the Winnemucca plant. Cyanco has implemented compliance programs, which the Company believes addresses the program objectives and guidelines. Cyanco is regularly inspected by Nevada's regulatory agencies to monitor compliance to Nevada's Chemical Accident Prevention Program (CAPP).


Item 2.  Properties

         The Company's fully furnished corporate facilities are currently leased to UEE for a period of one year from the sale of the Explosives Business on November 15, 2001. These facilities were constructed in 1997 and are located at 8805 South Sandy Parkway, Sandy, Utah. They consist of 1.8 acres, an office building and adjacent research and laboratory facilities, constructed by the Company at a cost of approximately $1.2 million.

         The Company currently leases office facilities located at 9149 South Monroe Plaza Way, Sandy, Utah under a one year lease agreement, with an option to renew for one additional year.

         The property and facilities of Cyanco are deemed adequate and suitable for its operations.

Item 3.  Legal Proceedings

         There are no legal proceedings against the Company other than those of a routine and immaterial nature.


Item 4.  Submission of Matters to a Vote of Security Holders

         On November 8, 2001 a special meeting of shareholders was held to consider the approval of the sale of the Explosives Business and to amend the Company's articles of incorporation to change the Company's name to "Nevada Chemicals, Inc." immediately following the consummation of the sale. The results of the shareholder vote were as follows:

                                                         For               Against             Abstain
----------------------------------------------- ---------------- ------------------- -------------------
Sale of Explosives Business                           4,851,470              11,292               2,640

Amendment of articles of incorporation to
change name to Nevada Chemicals, Inc.                 4,854,720               9,054               4,528

----------------------------------------------- ---------------- ------------------- -------------------


         On December 28, 2001 the Annual Meeting of Shareholders was held. The shareholders voted, either in person or by proxy, to elect five directors to serve until the next Annual Meeting of Shareholders or until their successors shall be elected and duly qualified and to ratify the appointment of Tanner + Co. to be the Company's independent public accountants for the year ending December 31, 2001. The five directors nominated were Nathan L. Wade, Dr. John T. Day, James E. Solomon, E. Bryan Bagley, and Frances M. Flood. The results of the shareholder vote were as follows:

                                                            For             Against             Abstain
----------------------------------------------- ---------------- ------------------- -------------------
Election of slate of directors                        5,909,886                none               1,485

Ratification of the appointment of Tanner +
Co. as independent public accountants                 5,909,886                 250               1,235

----------------------------------------------- ---------------- ------------------- -------------------

                                     PART II

Item 5:  Market for the Registrant's Common Stock and Related Stockholder
         Matters

              (a) Price Range of Common Stock. The common stock of the Company is currently listed on the Nasdaq National Market ("NNM"), under the symbol "NCEM." The following table sets forth the approximate range of high and low closing prices for the common stock of the Company during the periods indicated. The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.


                                                         Closing Prices
                                                      ----------------------

                                                      High             Low
                                                      ----             ---

                  2001     First Quarter              $2.88            $1.34
                           Second Quarter             $1.75            $1.00
                           Third Quarter              $1.40            $ .90
                           Fourth Quarter             $2.08            $1.10


                  2000     First Quarter              $3.687           $2.25
                           Second Quarter             $2.75            $1.625
                           Third Quarter              $2.75            $1.375
                           Fourth Quarter             $2.25            $1.187

              On March 15, 2002, the closing quotation for the common stock on NNM was $1.96. As reflected by the high and low prices on the foregoing table, the trading price of the Common Stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

              (b) Approximate number of equity security holders. The approximate number of record holders of the Company's Common Stock as of March 15, 2002 was 570, which does not include shareholders whose stock is held through securities position listings.

              (c) Dividends. The Company paid no dividends for the years ended December 31, 2001 and 2000. The Company paid cash dividends of $180,986 or $.025 per share on December 15, 1999. Payment of dividends is within the discretion of the Company's Board of Directors and there are no material restrictions that limit the ability to pay dividends on the Common Stock of the Company. Future dividend payments will be at the discretion of the Company's Board of Directors.

Item 6.  Selected Financial Data

         The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2001 were derived from audited financial statements of the Company and its consolidated subsidiaries. The financial statements as of and for each of the fiscal years in the five year period were audited by Tanner + Co., independent public accountants. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes thereto.


                                                               Year Ended December 31,
                                                         (in thousands except per share amounts)
                                       -------------------------------------------------------------------------
                                             2001          2000           1999          1998           1997
Results of Operations Data (1):

   Operating revenues                          $ 2,533       $ 2,066        $ 2,880       $ 5,101        $ 6,827
   Income from continuing
      operations before extraordinary
      item                                       1,007           795            817         2,801          4,449
   Extraordinary item                                -             -          1,599             -              -
   Income (loss) from discontinued
      operations                                  (821)       (4,826)        (1,691)        1,071            559
   Net income (loss)                               186        (4,301)           725         3,872          5,008

   Earnings (loss) per common
      share - diluted:
      Income from continuing
         operations before extraordinary
         item                                  $  0.14       $  0.11        $  0.11       $  0.38        $  0.59
      Extraordinary item                             -             -           0.22             -              -
      Income (loss) from discontinued
         operations                              (0.11)        (0.66)         (0.23)         0.14           0.07
      Net income (loss)                           0.03         (0.55)          0.10          0.52           0.66

   Cash dividends declared per
      per common share                         $     -       $     -        $ 0.025       $ 0.025        $ 0.020

Balance Sheet Data:

   Total Assets                                $23,661       $22,590        $29,986       $30,706        $24,701
   Long-term debt                                    -             -              -             -              -
   Stockholders' equity                         20,314        20,245         24,351        24,077         20,605


(1) The sale of the Explosives Business is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all periods have been restated to reflect discontinued operations accounting, including offsetting long-term debt and other liabilities assumed in the sale against the net assets sold on the consolidated balance sheet.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         On November 8, 2001, the shareholders of the Company approved the sale of the Explosives Business pursuant to an Asset Purchase Agreement between the Company and UEE. The Company entered into the agreement on November 30, 2000 and consummated the sale on November 15, 2001. The sale of the Explosives Business is accounted for as a discontinued operation, and accordingly, the operating results for the Explosives Business in the accompanying financial statements have been presented as discontinued operations for all periods presented.

         Continuing operations reported in the statements of operations for all periods presented consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, management fee income from Cyanco, amounts from its 50% interest in WAC, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Separate financial statements of Cyanco are included in this report as
Exhibit 99.

         The following discussion of results of operations includes only continuing operations. For discussions of historical results of operations of the discontinued Explosives Business, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.


Results of Operations

         2001 vs. 2000

         Equity in earnings of joint ventures, consisting primarily of the Company's equity in earnings of Cyanco, increased $356,000 or 21% for the year ended December 31, 2001 compared to equity in earnings reported for the year ended December 31, 2000. The increase in equity in earnings of Cyanco is the result of increases in both volume and prices in 2001 compared to 2000. Management fees from Cyanco increased $101,000 or 30% for 2001 compared to 2000, because of increased Cyanco revenues.

         Total costs and expenses increased $53,000 or 6% in 2001 compared to 2000, with the increase due to costs of relocating to the Company's new office facilities in December 2001, increases in the cost of managing the Cyanco joint venture, and cost of administering the post-closing transition of the sale of the Explosives Business.

         2000 vs. 1999

         Equity in earnings of joint ventures, consisting primarily of the Company's equity in earnings of Cyanco, decreased $798,000 or 32% for the year ended December 31, 2000 compared to equity in earnings reported for the year ended December 31, 1999. The decrease in equity in earnings of joint ventures is the result of losses from WAC and a decrease in net earnings from Cyanco. Management fees from Cyanco increased $55,000 or 19% for 2000 compared to 1999, because of increased Cyanco revenues.

         Total costs and expenses decreased $587,000 or 38% in 2000 compared to 1999, with the decrease due primarily to a loss from impairment of WAC assets of $776,000 in 1999. The WAC joint venture has operated at a loss since inception in 1997, and in 1999, the Company wrote off its investment in the joint venture. The Company and its joint venture partner are currently seeking a buyer for the assets of this joint venture. The increase in other costs and expenses is due primarily to increases in the cost of managing the Cyanco joint venture.

Liquidity and Capital Resources
-------------------------------

         As part of the purchase price of the Explosives Business, UEE assumed all long-term debt of the Company. Therefore, at December 31, 2001 current liabilities of the Company consisted only of trade accounts payable of $665,000 and accrued expenses of $1,208,000. Long-term liabilities consisted only of deferred income taxes of $1,474,000. Current assets totaled $8, 898,000 including cash of $7,011,000. The Company received cash of $6,350,000 from the sale of the Explosives Business in November 2001.

         Cash in excess of short-term operating needs has been invested primarily in interest bearing investment accounts with maturities ranging from 30 days to one year. The Board of Directors of the Company is currently evaluating alternative uses for the cash of the Company, including optimizing short-term investment results, diversification of the Company's business, further investment in Cyanco and its expanding operations, distributions to shareholders and other strategies.

         Net cash used in operating activities for the year ended December 31, 2001 was $(791,000) compared to net cash provided by operations of $840,000 for the year ended December 31, 2000. This decrease is due primarily to the significant expenses paid in 2001 in connection with the sale of the Explosives Business.

         Net cash provided by investing activities for the year ended December 31, 2001 was $6,536,000 compared to net cash used in investing activities of $(1,360,000) for the year ended December 31, 2000. This increase is principally due to the net cash realized from the sale of the Explosives Business in 2001of $5,203,000 ($6,350,000 received net of $1,147,000 included in net assets sold). In addition, the Company purchased property and equipment totaling $(2,945,000) in 2000 compared to $(542,000) in 2001 as such purchases were limited in 2001 pending the completion of the sale of the Explosives Business.

         Net cash used in financing activities for the year ended December 31, 2001 was $(847,000) compared to net cash provided by financing activities of $1,658,000 for the year ended December 31, 2000. The net cash used in financing activities in 2001 consisted of $(519,000) used to purchase treasury stock and $(328,000) net reduction of debt. Substantially all of the purchase of treasury stock in 2001 was from former officers and employees as part of the sale of the Explosives Business. Net cash provided by financing activities for the year ended December 31, 2000 was $1,658,000 resulting entirely of net increases in debt. As indicated above, all long-term debt was assumed by UEE in the sale of the Explosives Business in November 2001.

         In order to complete the assignment to a UEE subsidiary of a lease for property leased by the Company as of the closing date of the sale of the Explosives Business (November 15, 2001), the Company agreed to clean up, remediate and repair the contamination caused to the property by the Explosives Business. Included in accrued expenses at December 31, 2001 are amounts that the Company believes will be sufficient to cover remaining testing and cleanup costs. However, there can be no assurance that such costs will not exceed the current estimate.

         The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phase of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company. The Company believes that amounts accrued and included in income taxes payable at December 31, 2001 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not exceed the current estimate.


Forward Looking Statements

         Within this Annual Report on Form 10-K, including the discussion in this Item 7, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one on which, could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, the actual results could differ materially from those indicated in the statements made.


Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

         Prior to the sale of the Explosives Business, the Company was exposed to market risk from changes in foreign currency and implemented certain procedures to minimize such risk. However, after the sale, the Company is currently not exposed to material risks from changes in foreign currency, and does not hold any investments specifically to hedge against foreign currency fluctuations.

         All debt with variable interest rates was assumed by UEE in the sale of the Explosives Business.

         A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments. However, the Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. Changes in the interest rates are not expected to have a material impact on the Company's results of operations.


Item 8.  Financial Statements and Supplementary Data.

         The financial statements of the Company and of Cyanco required by this Item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1 and the separate financial statements of Cyanco included as Exhibit 99.

         The following table presents quarterly financial data for each of the four quarters in the years ended December 31, 2001 and 2000. The amounts have been restated for periods prior to the sale of the Explosives Business on November 15, 2001 to report operating results using discontinued operations accounting.


                                                   2001                                         2000
Amounts in thousands                 Q1         Q2         Q3        Q4           Q1         Q2        Q3         Q4

Revenues                          $  318     $  549     $  860    $  806       $  674     $  499    $  599     $  294

Net income from
   continuing operations              57        265        292       393          454        205       244       (108)

Income (loss) from
   discontinued operations          (457)       129       (938)      445         (654)        33        34     (4,239)

Net income (loss)                   (400)       394       (646)      838         (200)       238       278     (4,347)

Earnings (loss) per common
   share - diluted:
   Continuing operations          $ 0.01     $ 0.04     $ 0.04    $ 0.06       $ 0.06     $ 0.03    $ 0.04     $(0.01)
   Discontinued operations         (0.06)      0.01      (0.13)     0.06        (0.09)         -         -      (0.58)
   Net income (loss)               (0.05)      0.05      (0.09)     0.12        (0.03)      0.03      0.04      (0.59)


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

         None.


                                    PART III
                                    --------


Item 10  Directors and Executive Officers of the Registrant.

        (a)  Information regarding the Board of Directors.

         All directors are elected at each annual meeting of the Company to terms of one year or until the next annual meeting. Set forth below is the name and age of each of the directors, the positions they hold with the Company, the period during which they have been affiliated with the Company, and certain other biographical information.

         E. Bryan Bagley, 38, was appointed a director on June 28, 2000. Since November 1991, Mr. Bagley has been a market maker for Wilson-Davis & Company, 39
W. Market Street, Salt Lake City, Utah 84111. Prior to his current position, he was a securities trader for over ten years with increasing responsibilities at Covey & Co., Bagley Securities and Wilson-Davis & Company. Mr. Bagley graduated from the University of Utah in 1987 with a Bachelor of Science degree in Economics. Mr. Bagley was appointed Chairman of the Board of Directors on December 28, 2001.

         Nathan L. Wade, 73, has been a director since June 1989. Since 1953, Mr. Wade has been a director and principal owner of Nate Wade Subaru, 1207 South Main, Salt Lake City, Utah 84111, a Utah automobile dealership for new and used automobiles. Mr. Wade was appointed Chairman of the Board of Directors on January 21, 2000 and served in such capacity until December 28, 2001.

         Dr. John T. Day, 62, has been our President and Chief Executive Officer since April 1993. He was one of our founders and, from 1979 to 1993, was Executive Vice President with responsibility for plant design, operations, equipment design and construction, and new product development. Dr. Day was appointed to our Board of Directors on November 10, 1986. Dr. Day obtained a

B.S. degree in Chemical Engineering from the University of Utah in 1964 and obtained a Sc.D. degree from MIT in 1972.

         James E. Solomon, 52, CPA, was appointed a director in March 2000. Mr. Solomon is owner and chief executive officer of Solomon Advisory Services, a firm that specializes in maximizing value for small to mid-size companies. Mr. Solomon was formerly a financial manager at Exxon Corporation from 1972 to 1980. From 1980 to 1983, Mr. Solomon was Vice President of Farm Management Company, one of the world's largest agricultural companies. Since 1983, Mr. Solomon has been self-employed and is an Adjunct Professor at the Graduate School of Business at the University of Utah and serves as a director of TruDynamics International, Inc., a company based in Scottsdale, Arizona, as well as Yearbook Interactive, Inc., a company based in Salt Lake City, Utah.

         Frances M. Flood, 45, was appointed as one of our directors on June 28, 2000. Since June of 1998, Ms. Flood has served as Chief Executive Officer and a director of ClearOne Communications, a publicly-held corporation. Ms. Flood joined ClearOne in October of 1996 as Vice-President of Sales and Marketing and, prior to her current positions, served as President of ClearOne since December of 1997. Prior to joining ClearOne, Ms. Flood was Area Director of Sales and Marketing for Ernst & Young, LLP, an international accounting and consulting firm. Ms. Flood graduated from Thomas Edison State College with a BSBA degree in Banking and Finance. Ms. Flood also serves as a director of Sound Tube, a privately-held company based in Park City, Utah.

         (b)  Information regarding Executive Officers.

         In addition to Dr. Day, currently the only executive officer is Dennis
P. Gauger, CPA, Chief Financial Officer.

         Mr. Gauger, 50, is a licensed Certified Public Accountant in Utah and Nevada. He has served several public and private companies as a financial executive, corporate troubleshooter and consultant. Mr. Gauger worked for Deloitte & Touche LLP, an international accounting and consulting firm, for 22 years, including 9 years as an accounting and auditing partner, where he directed domestic and international firm interactions with senior executive management, audit committees, and boards of directors. He has an extensive background in SEC accounting and reporting, initial public offerings, mergers and acquisitions, technical accounting issues, financing and operations. He has experience in several industries, including manufacturing, high technology, software, internet, retail and distribution, financial services, hospitality, mining and real estate.

         (c) Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act") requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's stock, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and persons who own more than ten percent of the Company's stock, are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all forms required by Section 16(a), including amendments thereto, were timely filed. The Company issues monthly reminders to each executive and director of the Company to help ensure timely filing of reports promulgated under Section 16(a) of the Exchange Act.

Item 11. Executive Compensation

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company and its affiliates for the fiscal years ended December 31, 2001, 2000 and 1999 paid to the Chief Executive Officer. In addition, information is also included for two additional officers who are no longer officers of the Company but were paid in excess of $100,000 during the period of their employment in the fiscal year ended December 31, 2001, which ended November 15, 2001 (together with the Chief Executive Officer, the "Named Executive Officers"). In connection with the sale of the Explosives Business to UEE on November 15, 2001, all executive officers other than Dr. Day terminated their employment with the Company and surrendered to the Company all previously issued stock options.

     Compensation of Executive Officers

         The following table summarizes compensation received by the Named Executive Officers for the three fiscal years ended December 31, 2001, 2000 and 1999.

                                                              Other Annual       Stock       Underlying      All Other
                                         Salary     Bonus     Compensation      Awards        Options      Compensation
      Name and Position         Year       $        $ (1)         $ (2)            $             #           $ (3) (4)

Dr. John T. Day                 2001      175,000          -          21,861             -         30,000           3,600
   President and Chief          2000      175,000          -          14,452             -         49,500           4,155
   Executive Officer            1999      175,000    100,000          19,123             -              -           7,477

Duane W. Moss                   2001      108,761          -           2,201             -              -         110,722
   Senior Vice President,       2000      115,000          -           8,056             -         10,000           5,573
   General Counsel and          1999      100,000     10,000           4,550             -              -           3,087
   Secretary

David P. Reddick                2001       99,426          -           5,377             -              -          97,137
   Vice President of            2000      102,635          -           4,781             -         10,000           1,380
   Operations                   1999       93,500          -           5,423             -              -           2,866


(1) Includes all cash and non-cash bonuses paid on a discretionary basis by the Board of Directors as recommended by the Compensation Committee of the Board of Directors. In the case of Dr. Day, the grant of a $100,000 bonus was not paid in 1999, but was paid in 2000; the right to payment was solely at the discretion of Dr. Day.

(2) Includes life and disability insurance premiums paid on behalf of Dr. Day and medical reimbursement payments and personal mileage on company-owned vehicles on the part of the Named Executive Officers.

(3) Includes matching contributions made by the company on behalf of the Named Executive Officers pursuant to the Company's Profit Sharing 401(k) Plan (the "Plan").

(4) Includes amounts paid to Mr. Moss and Mr. Reddick to purchase their shares of common stock of the Company of $107,212 and $95,916, respectively.

                      Option/SAR Grants in Last Fiscal Year

         The following table sets forth certain information concerning stock options granted during 2001 to the Named Executive Officers.

                                                                                     Potential Realizable
                                                                                      Value at Assumed
                                                                                     Annual Rates of Stock
                                                                                     Price Appreciation
                        Individual Grants                                              For Option Term
---------------------------------------------------------------------------------- ------------------------
                                           % of Total
                            Number of      Options/SARs
                           Securities      Granted to
                           Underlying       Employees    Exercise or                                         Grant Date
                          Options/SARs      In Fiscal     Base Price   Expiration                           Present Value
          Name               Granted        Year (1)       $/Share       Date        5% ($)     10% ($)           $
---------------------------------------------------------------------------------------------------------------------------

Dr. John T. Day              30,000          100.00          1.21       11/19/06     46,329      58,462          13,500


(1) A total of 170,000 options were granted in 2001 to Directors of the Company. Dr. Day is the only employee who is also a Director.


             Aggregated Option/SAR Exercises in Last Fiscal Year and
                       Fiscal Year End Option/SAR Values

         The following table sets forth the aggregate value of unexercised options to acquire shares of common stock held by the Named Executive Officers on December 31, 2001. There were no options exercised by the Named Executive Officers during the fiscal year ended December 31, 2001.

                                                             Number of               Value of
                                                       Securities Underlying       Unexercised
                                                            Unexercised            In-the-Money
                            Shares                          Options/SARs           Options/SARs
                          Acquired on      Value           at FY-End (#)          at FY-End ($)
                           Exercise      Realized           Exercisable/           Exercisable/
          Name                 #             $             Unexercisable        Unexercisable (1)
---------------------------------------------------------------------------------------------------

Dr. John T. Day                      -             -         79,500 / -             16,034 / -


(1) Reflects the difference between the exercise price of the options granted and the value of the common stock on December 31, 2001. The closing price of the common stock on December 31, 2001, as reported by NASDAQ was $1.57.

     Compensation of Directors

         During 2001, the non-employee directors each received monthly payments of $600 as compensation for serving on the Board of Directors, or $7,200 for a full year of service. In addition, the non-employee directors receive $1,000 per Board meeting attended and are reimbursed for time spent on extra Board-approved assignments at a per-diem rate of $1,000 per day. During 2001 no per diem compensation was paid to the current directors. Employee members of the Board of Directors receive no additional compensation for attendance at meetings of the Board of Directors.

         Former directors, James W. Sight and Garfield Cook, chose not to stand for election to the Company's Board of Directors for the year 2001. For outstanding service as outside independent directors, the Board awarded these two individuals a bonus for their nearly two years of service to the Company. Garfield Cook served as co-chairman of the Board, directed the review of the BLA Trust litigation and served as lead negotiator with the managers who were terminated in connection with the sale of the Company's Explosives Business. Mr. Cook received a total of $103,000, or an average of $51,500 per year. James Sight served as the lead negotiator in the sale of the Explosives Business to UEE and he received a total of $160,000, or approximately $80,000 per year for his services. The negotiations with UEE extended over 18 months. These gentlemen also surrendered to the Company the stock options previously granted to them.

         On November 19, 2001, the Board of Directors approved the issuance of 40,000 stock options each to Mr. Solomon and Ms. Flood and 30,000 stock options each to Messrs. Wade, Day and Bagley. The options have an exercise price of $1.21, equal to the market price existing on the date of grant, and are immediately exercisable for a period of five years.


Item 12. Security Ownership of Certain Beneficial Owners and Management.

         The following tabulation shows, as of March 15, 2002, the number of shares of common stock, par value $0.001, owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Named Executive Officers and (d) all of our Officers and Directors as a group:


                                                              Amount and
                                                              Natures of
                                                       Beneficial ownership (1)
                                                       ------------------------
Name and Address of Beneficial Owner                    Shares       Percent

E. Bryan Bagley -----------------------------        2,141,034(2)      28.2%
1470 Arlington Dr.
Salt Lake City, UT 84103

Dr. John T. Day   ---------------------------          618,304(3)       8.1%
5 Dawn Hill
Sandy, Utah 84092

Edward N. Bagley Estate ---------------------          583,280          7.7%
8987 St. Ives Drive
Los Angeles, California 90069

Dr. Lex L. Udy   ----------------------------          560,906(4)       7.4%
4597 Ledgemont Drive
Salt Lake City, Utah 84124

Nathan L. Wade     --------------------------          292,822(5)       3.9%
1207 South Main Street
Salt Lake City, Utah 84111

All Officers and Directors
as a group (6 persons) ----------------------        3,211,160(6)      42.3%

________________________________________________________________________________

         (1) Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person. The total number of outstanding shares included in the computation of percentages is 7,210,069, plus 377,500 options which are exercisable by executives and directors within 60 days. The current directors and officers of the Company not named above, James Solomon, Frances Flood, and Dennis Gauger, Chief Financial Officer, do not own shares in the Company. All of the officers serving the Company during 2001, with the exception of Dr. John T. Day, were terminated as part of the sale of the explosives business to UEE on November 15, 2001. These officers have relinquished all rights to the stock options previously granted.
         (2) Includes 1,883,287 shares held by the BLA Irrevocable Investment Trust of which Mr. Bagley is a co-Trustee with a sister, Lisa Higley, and 69,500 options currently exercisable by Mr. Bagley.
         (3)  Includes 79,500 options currently exercisable by Dr. Day.
         (4) Includes shares owned solely by Dr. Udy's wife and shares in a family limited partnership.
         (5) Includes shares held by a partnership of which Mr. Wade is a partner, shares held in an IRA account for the benefit of Mr. Wade's spouse and shares held by Mr. Wade's family members residing in his home; also included are 69,500 options currently exercisable by Mr. Wade.
         (6) Includes 79,500 options currently exercisable by each of Directors James Solomon and Frances Flood.


Item 13. Certain Relationships and Related Transactions.

         On April 10, 1998, the Company provided Dr. John T. Day a five-year loan of $75,000 at LIBOR 30-day rate plus 1% adjusted annually each year on the anniversary date. Interest is payable annually with principal due on the date of maturity. The loan is secured with shares of common stock of the Company owned by Dr. Day, and the outstanding principal balance on the loan as of December 31, 2001 was $22,097, with accrued interest of $168.


                                     PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a) The following documents are filed as a part of this report:

              1. The audited financial statements of the Company and the report of independent certified public accountants required in Part II, Item I are included on pages F-1 to F-23.

              2. Also included as financial statement schedules to this Annual Report on Form 10-K as Exhibit 99 are the audited financial statements of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants. No other required financial statement schedules are listed because they are not applicable or the required information is shown in the Company's financial statements or notes thereto.

              3.     Exhibits:

                     3.1 Amendment to Articles of Incorporation to reflect the one-for-five reverse stock split which became effective June 15, 1987 (Incorporated herein by reference from the Form 10-KSB filed by the Company for the fiscal year ended December 31, 1987.) Articles of Incorporation (Incorporated herein by reference from Form 10-KSB filed by the Company for the fiscal year ended December 31, 1985.

                     3.2 Amendment to Articles of Incorporation to reflect the name change to Nevada Chemicals, Inc. (this filing).

                     3.3 Bylaws of the Corporation as amended May 19, 1999 (Incorporated herein by reference from the Form 10-K/A filed by the Company for the fiscal year ended December 31, 2000).

                     4.1 Amended 1988 Nonqualified Stock Option Plan, amended as of May 19, 1999 (Incorporated by reference from the Form 10-K/A filed by the Company for the fiscal year ended December 31, 2000).

                     10.1 Asset Purchase Agreement dated November 30, 2000, as amended, (Incorporated herein by reference from the Company's Definitive Proxy Statement on Form 14A filed by the Company on October 9, 2001).

                     21      List of Subsidiaries (this filing).

                     99 The financial statements for the fiscal year ended December 31, 2001 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants (this filing).

         (b) The Company filed a report on Form 8-K on November 30, 2001 reporting the sale of its Explosives Business to UEE.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                             NEVADA CHEMICALS, INC.


                                             /S/ John T. Day
                                             ----------------------
                                             John T. Day, President

                                             Date:  March 29, 2002


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                          Capacity in Which Signed                      Date
----------------------------------------------------------------------------------------------

   /S/ Bryan Bagley                 Chairman of the Board of Directors          March 29, 2002
--------------------------
Bryan Bagley


   /S/ John T. Day                  President, Chief Executive Officer          March 29, 2002
--------------------------          and Director (Principal Executive Officer)
John T. Day


   /S/ James Solomon                Director                                    March 29, 2002
--------------------------
James Solomon


   /S/ Nathan L. Wade               Director                                    March 29, 2002
--------------------------
Nathan L. Wade


   /S/ Frances Flood                Director                                    March 29, 2002
--------------------------
Frances Flood


   /S/ Dennis P. Gauger             Chief Financial Officer and Principal       March 29, 2002
--------------------------          Accounting Officer
Dennis P. Gauger


NEVADA CHEMICALS, INC.
(Formerly Mining Services International Corporation)
Consolidated Financial Statements
December 31, 2001 and 2000

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                     Index to Consolidated Financial Statements


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


Consolidated statement of operations                                    F-4


Consolidated statement of stockholders' equity                          F-5


Consolidated statement of cash flows                                    F-6


Notes to consolidated financial statements                              F-7


--------------------------------------------------------------------------------

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Nevada Chemicals, Inc.


We have audited the consolidated balance sheet of Nevada Chemicals, Inc. and Subsidiaries (formerly Mining Services International Corporation) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2001, 2000, and 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards of the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Chemicals, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for the years ended December 31, 2001, 2000, and 1999 in conformity with accounting principles generally accepted in the United States of America.



                                      TANNER + CO.



Salt Lake City, Utah
February 25, 2002


                                                                                    NEVADA CHEMICALS, INC.
                                                      (Formerly Mining Services International Corporation)

                                                                                Consolidated Balance Sheet
                                                                      (In thousands, except share amounts)

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------



              Assets                                                          2001              2000
              ------                                                   -----------------------------------

Current assets:
     Cash                                                              $           7,011   $           952
     Receivables                                                                   1,348             1,649
     Prepaid expenses                                                                 49                 9
     Current portion of notes receivable                                             490                 -
                                                                       -----------------------------------

                  Total current assets                                             8,898             2,610

Investment in and advances to joint ventures                                      12,603            11,541
Property, plant and equipment, net                                                   950               947
Notes receivable                                                                     965                86
Other assets                                                                         245               122
Net assets of discontinued operations                                                  -             7,284
                                                                       -----------------------------------

                                                                       $          23,661   $        22,590
                                                                       -----------------------------------

----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities - accounts payable and accrued expenses            $           1,873   $           291

Deferred income taxes                                                              1,474             2,054
                                                                       -----------------------------------

                  Total liabilities                                                3,347             2,345
                                                                       -----------------------------------

Commitments and contingencies                                                          -                 -

Stockholders' equity:
     Common stock, $.001 par value, 500,000,000 shares
       authorized 7,314,260 shares issued                                              7                 7
     Capital in excess of par value                                                5,312             5,312
     Cumulative foreign currency translation adjustments                               -              (456)
     Retained earnings                                                            15,568            15,382
     Treasury stock, 102,391 shares at cost in 2001                                 (573)                -
                                                                       -----------------------------------

              Total stockholders' equity                                          20,314            20,245
                                                                       -----------------------------------

                                                                       $          23,661   $        22,590
                                                                       -----------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-3

                                                                                    NEVADA CHEMICALS, INC.
                                                      (Formerly Mining Services International Corporation)
                                                                     Consolidated Statement of Operations
                                                                      (In thousands, except share amounts)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                                     2001          2000           1999
                                                               -------------------------------------------
Revenue:
     Management fee from joint venture                         $          443   $        342   $       287
     Equity in earnings of joint ventures                               2,063          1,707         2,505
     Other                                                                 27             17            88
                                                               -------------------------------------------

                                                                        2,533          2,066         2,880
                                                               -------------------------------------------

Costs and expenses:
     Cost of revenue                                                      149            144            73
     General and administrative                                           866            818           700
     Impairment of assets                                                   -              -           776
                                                               -------------------------------------------

                                                                        1,015            962         1,549
                                                               -------------------------------------------

Income from continuing operations                                       1,518          1,104         1,331

Other income, net                                                          86              -             -
                                                               -------------------------------------------

Income from continuing operations before income taxes
  and extraordinary item                                                1,604          1,104         1,331


Provision for income taxes                                                597            309           514
                                                               -------------------------------------------

Income from continuing operations before extraordinary  item            1,007            795           817

Extraordinary item - extinguishment of deferred obligation                  -              -         1,599
                                                               -------------------------------------------

Net income from continuing operations                                   1,007            795         2,416

Discontinued operations:
     Loss from discontinued operations of explosives
       business, net of income tax benefit of $214 in 2001,
       $1,879 in 2000 and $1,064 in 1999                                 (365)        (4,826)       (1,691)
     Loss on disposal of explosives business, including
       income taxes of $301                                              (456)             -             -
                                                               -------------------------------------------

Net income (loss)                                              $          186   $     (4,031)  $       725
                                                               -------------------------------------------

Earnings (loss) per common share - basic:
     Continuing operations before extraordinary item           $          .14   $        .11   $       .11
     Extraordinary item                                                     -              -           .22
     Discontinued operations                                             (.11)          (.66)         (.23)
                                                               -------------------------------------------

                  Total                                        $          .03   $       (.55)  $       .10
                                                               -------------------------------------------

Earnings (loss) per common share - diluted:
     Continuing operation before extraordinary item            $          .14   $        .11   $       .11
     Extraordinary item                                                     -              -           .22
     Discontinued operations                                             (.11)          (.66)         (.23)
                                                               -------------------------------------------

                  Total                                        $          .03   $       (.55)  $       .10
                                                               -------------------------------------------

Weighted average number of shares outstanding:
     Basic                                                          7,301,000      7,314,000     7,324,000
     Diluted                                                        7,333,000      7,314,000     7,375,000


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-4

                                                                                   NEVADA CHEMICALS, INC.
                                                     (Formerly Mining Services International Corporation)
                                                           Consolidated Statement of Stockholders' Equity
                                                                     (In thousands, except share amounts)

                                                            Years Ended December 31, 2001, 2000, and 1999
---------------------------------------------------------------------------------------------------------



                                                             Cumulative
                                                 Capital in    Foreign
                                                   Excess     Currency
                               Common Stock        of Par   Translation  Retained   Treasury
                             Shares    Amount      Value    Adjustments  Earnings     Stock      Total
                            -----------------------------------------------------------------------------

Balance at
January 1, 1999              7,339,760  $   7   $   5,443   $    (242)  $ 18,869   $     -     $   24,077

Comprehensive net income
  calculation:
  Net income                         -      -           -           -        725         -            725

  Other comprehensive
    income-foreign currency
    translation adjustment,
    net                              -      -           -         139          -         -            139
                                                                                               ----------
Comprehensive income                                                                     -            586
                                                                                               ----------

Acquisition and retirement of
  common stock                 (25,500)     -        (131)          -          -         -           (131)

Cash dividends paid                  -      -           -           -       (181)        -           (181)
                            -----------------------------------------------------------------------------

Balance at
December 31, 1999            7,314,260      7       5,312        (381)    19,413         -         24,351

Comprehensive net income
  calculation:
  Net loss                           -      -           -           -     (4,031)        -         (4,031)

  Other comprehensive
    income-foreign currency
    translation adjustment,
    net                              -      -           -         (75)         -         -           (75)
                                                                                               ----------
Comprehensive loss                   -      -           -           -          -         -        (4,106)
                                                                                               ----------

                            -----------------------------------------------------------------------------

Balance at
December 31, 2000            7,314,260      7       5,312        (456)    15,382         -         20,245

Comprehensive net income
  calculation:
  Net income                         -      -           -           -        186         -            186

Other comprehensive
  income-foreign currency
  translation adjustment,
  net                                -      -           -         456          -         -            456
                                                                                               ----------

Comprehensive income                 -      -           -           -          -         -            642
                                                                                               ----------

Purchase of treasury stock           -      -           -           -          -      (573)          (573)
                            -----------------------------------------------------------------------------

Balance at
December 31, 2001            7,314,260  $   7   $   5,312   $       -   $ 15,568   $  (573)    $   20,314
                            -----------------------------------------------------------------------------


---------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                          F-5

                                                                                    NEVADA CHEMICALS, INC.
                                                      (Formerly Mining Services International Corporation)
                                                                      Consolidated Statement of Cash Flows
                                                                                            (In Thousands)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------



                                                                 2001           2000            1999
                                                            ----------------------------------------------
Cash flows from operating activities:
     Net income (loss)                                      $           186  $      (4,031)  $         725
     Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
         Depreciation and amortization                                  941          1,595           1,318
         Provision and reserves for losses on assets                      -            222              66
         Loss on sale of discontinued explosives business               456              -               -
         Loss (gain) on disposal of property, plant and                (223)             1             (11)
           equipment
         Undistributed earnings of joint ventures                    (3,276)        (2,245)         (2,510)
         Impairment of assets                                             -          4,990           2,622
         Extraordinary item - extinguishment of deferred
           obligation                                                     -              -          (2,422)
         Recognition of cumulative foreign currency
           translation adjustment                                       456              -               -
        Deferred income taxes                                          (580)          (354)           (124)
         (Increase) decrease in:
              Receivables                                               161         (1,711)           (692)
              Inventories                                                94           (441)            (86)
              Prepaid expenses                                          (45)          (100)              8
              Other assets                                             (131)          (233)             61
         Increase (decrease) in:
              Accounts payable and accrued  expenses                  1,170          3,644            (686)
              Minority interest                                           -           (497)             25
                                                            ----------------------------------------------
                      Net cash (used in) provided by
                      operating activities                             (791)           840          (1,706)
                                                            ----------------------------------------------

Cash flows from investing activities:
     Net cash received from sale of discontinued explosives
       business                                                       5,203              -               -
     Proceeds from the sale of property, plant and equipment            253             35              62
     Increase in notes receivable                                         -           (500)            (58)
     Payments on note receivable                                        180             47             100
     Purchase of property, plant and equipment                         (542)        (2,945)         (3,971)
     Distributions from joint ventures                                1,442          2,000           4,000
     Investment in joint venture                                          -              3            (507)
     Capital contribution from minority interest                          -              -             472
                                                            ----------------------------------------------
                      Net cash provided by (used in)
                      investing activities                            6,536         (1,360)             98
                                                            ----------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                       250          2,241           3,890
     Payments on long-term debt                                        (578)          (583)         (1,309)
     Acquisition and retirement of common stock                           -              -            (131)
     Cash dividend paid                                                   -              -            (181)
     Purchase of treasury stock                                        (519)             -               -
                                                            ----------------------------------------------
                      Net cash (used in) provided by
                      financing activities                             (847)         1,658           2,269
                                                            ----------------------------------------------

Net increase in cash                                                  4,898          1,138             661

Cash, beginning of year                                               2,113            975             314
                                                            ----------------------------------------------

Cash, end of year                                           $         7,011  $       2,113   $         975
                                                            ----------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-6

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)

                                               December 31, 2001, 2000, and 1999
--------------------------------------------------------------------------------


1.   Organization       Organization
     and                Through November 15, 2001, Nevada  Chemicals,  Inc. (the
     Significant        Company),   formerly   Mining   Services   International
     Accounting         Corporation,  and its wholly  owned and  majority  owned
     Policies           subsidiaries  were primarily engaged in the development,
                        manufacture  and  sale of bulk  explosives  and  related
                        support and services.  On November 15, 2001, the Company
                        closed the sale of the assets,  subsidiaries and certain
                        joint venture interests of its explosives  business (the
                        Explosives  Business)  to Union  Espanola de  Explosivos
                        S.A.  and  certain  of  its   subsidiaries   (UEE).   In
                        connection with this transaction, the name of the Company was changed to Nevada Chemicals, Inc.

                        Winnemucca Chemicals, Inc. (Winnemucca Chemicals), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco Company (Cyanco), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. Subsequent to the sale of the Explosives Business, the Company will continue to own and operate its interest in Cyanco. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is included in Note 12.

                        In addition, the Company retained its interest in a joint venture to manufacture and supply explosives in West Africa. The joint venture operates as a Ghanaian company called West Coast Explosives Limited (WCE). WCE is wholly owned by West Africa Chemicals Limited (WAC), a Mauritius company owned 50% by the Company. In the fourth quarter of 1999, the Company wrote off its investment in WAC, including a note receivable, due to continuing sustained losses and the unlikelihood of realizing profits in this market where explosives supply now exceeds demand. The Company will only recognize income or loss from this investment as cash is either received or disbursed.

                        Principles of Consolidation
                        The  consolidated   financial   statements  include  the
                        accounts of the Company, and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Cash Equivalents
     and                For  purposes  of the  statement  of  cash  flows,  cash
     Significant        includes  all  cash  and   investments   with   original
     Accounting         maturities to the Company of three months or less.
     Policies
     Continued          Property, Plant and Equipment
                        Property, plant and equipment are recorded at cost, less
                        accumulated depreciation.  Depreciation and amortization
                        on capital leases and property,  plant and equipment are
                        determined  using  the  straight-line  method  over  the
                        estimated  useful  lives of the  assets  or terms of the
                        lease.  Expenditures  for  maintenance  and  repairs are
                        expensed when incurred and betterments are  capitalized.
                        Gains  and  losses  on  sale  of  property,   plant  and
                        equipment are reflected in net income.

                        Translation of Foreign Currencies
                        Prior to the sale of the Explosives Business, the cumulative effect of currency translation adjustments was included in stockholders' equity. These items represent the effect of translating assets and liabilities of the Company's foreign operations.

                        Generally for joint ventures, unrealized gains and losses resulting from translating foreign companies' assets and liabilities into U.S. dollars were accumulated in an equity account on the joint venture's balance sheet, which was reported using the equity method, until such time as the joint venture is sold or substantially or completely liquidated. Translation gains and losses relating to operations of joint ventures where hyperinflation exists were included in equity in earnings from joint ventures.

                        Subsequent to the sale of the Explosives Business, the Company had no material foreign operations.

                        Revenue Recognition
                        The Company's revenues consist mainly of earnings from Cyanco based on the equity method of accounting and management fees from Cyanco. Equity from earnings in Cyanco is based on the Company's 50% ownership in Cyanco and is calculated and recognized at the end of each month. Management fees from Cyanco are recognized monthly based on a management agreement with Cyanco.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Income Taxes
     and                Deferred income taxes are provided in amounts sufficient
     Significant        to  give  effect  to   temporary   differences   between
     Accounting         financial  and tax  reporting,  principally  related  to
     Policies           depreciation  and  undistributed   earnings  from  joint
     Continued          ventures,  which  qualify  under  certain  tax  deferral
                        treatment.

                        Earnings Per Common Share
                        The computation of earnings per common share is based on the weighted average number of shares outstanding during the year.

                        The computation of earnings per common share assuming dilution is based on the weighted average number of shares outstanding during the year plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year. For 2000, common stock equivalents were not included in the diluted earnings
                        (loss) per share calculation because the effect would have been anti-dilutive.

                        The  shares  used in the  computation  of the  Company's
                        basic  and  diluted   earnings   (loss)  per  share  are
                        reconciled as follows:


                                            2001         2000          1999
                                        ----------------------------------------

Weighted average number of shares
  outstanding - basic                       7,301,000    7,314,000     7,324,000
Dilutive effect of stock options               32,000            -        51,000
                                        ----------------------------------------

Weighted average number of shares
  outstanding, assuming dilution            7,333,000    7,314,000     7,375,000
                                        ----------------------------------------


                        Concentration of Credit Risk
                        At December 31, 2001, financial instruments which potentially subjected the Company to concentration of credit risk consisted primarily of cash and receivables. Receivables consisted primarily of amounts on deposit or receivable from United States or Canadian federal tax authorities. Management does not believe significant credit risk exists for these receivables at December 31, 2001.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       The Company  maintains its cash in bank deposit accounts
     and                which, at times,  may exceed  federally  insured limits.
     Significant        The  Company  has not  experienced  any  losses  in such
     Accounting         accounts   and   believes  it  is  not  exposed  to  any
     Policies           significant credit risk on cash and cash equivalents.
     Continued
                        Use  of  Estimates  in  the   Preparation  of  Financial
                        Statements
                        The  preparation  of financial  statements in conformity
                        with generally accepted  accounting  principles requires
                        management to make estimates and assumptions that affect
                        the  reported  amounts  of assets  and  liabilities  and
                        disclosure of contingent  assets and  liabilities at the
                        date  of  the  financial  statements  and  the  reported
                        amounts of revenues  and expenses  during the  reporting
                        period.   Actual   results   could   differ  from  those
                        estimates.

                        Reclassification
                        Certain amounts in the 2000 and 1999 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.


2.   Sale of            Sale of Explosives Business
     Explosives         On November  8, 2001,  the  shareholders  of the Company
     Business           voted in favor  of the sale of the  Company's  Explosive
                        Business pursuant to an Asset Purchase Agreement between
                        the  Company  and  UEE.  The  Company  entered  into the
                        agreement on November 30, 2000 and  consummated the sale
                        on  November  15,  2001.  As a  result,  the  Explosives
                        Business is accounted for as a  discontinued  operation,
                        and accordingly, amounts in the financial statements and
                        related  notes for all periods  shown have been restated
                        to   reflect   discontinued    operations    accounting.
                        Summarized operating results of the Explosives Business are shown in the table below.



--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

2.   Sale of            As consideration for the Explosives Business, subject to
     Explosives         certain  adjustments,  (i) the  Company  received  $6.35
     Business           million  cash;  (ii)  UEE and its  subsidiaries  assumed
     Continued          notes  and  accrued  interest  payable  to  the  Company
                        totaling approximately $1.3 million, the first of which,
                        in the principal amount of $1.0 million, will be paid in
                        equal annual  installments  over five years beginning in
                        July of 2002, and the second of which,  in the principal
                        amount  of $200,  was paid in  January  2002;  (iii) UEE
                        assumed  essentially  all of the  Company's  liabilities
                        associated   with  the   Explosives   Business   in  the
                        approximate  amount of $13.6  million.  Expenses  of the
                        sale were  approximately  $1.8 million,  including  $431
                        recognition of foreign currency translation  adjustment.
                        After giving effect to an estimated $301 income tax provision from the sale, the Company recognized a loss from the sale of $456.

                        Operating results of the disposed Explosives Business are as follows:


                                           2001           2000            1999
                                 -----------------------------------------------

Revenues                         $         36,945  $      37,064  $      27,728
                                 -----------------------------------------------

Costs and expenses:
  Cost of sales                            34,099         34,475         25,424
  General and administrative                3,123          3,732          2,193
  Impairment of assets                          -          4,990          1,846
  Other expenses                              302          1,069            995
                                 -----------------------------------------------

                                           37,524         44,266         30,458
                                 -----------------------------------------------

Loss before income taxes
  and minority interest                      (579)        (7,202)        (2,730)

Income tax benefit                            214          1,879          1,064
                                 -----------------------------------------------

Loss before minority interest                (365)        (5,323)        (1,666)

Minority interest in (income)
  loss                                          -            497            (25)
                                 -----------------------------------------------

Net loss                         $           (365) $      (4,826)  $     (1,691)
                                 -----------------------------------------------


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

2.   Sale of            As part  of the  sale of the  Explosives  Business,  the
     Explosives         Company  purchased  a total  of  101,191  shares  of its
     Business           common  stock from  certain of its former  officers  and
     Continued          employees for total consideration of $571.

                        Impairment of assets related to discontinued operations:

                        o Based on the estimated sales proceeds and the net book value of the assets to be sold at the time the Asset Purchase Agreement with UEE was signed, it was determined that the Company would recognize a loss of approximately $4,990 upon the sale. Accordingly, as of December 31, 2000, based upon SFAS 121, the Company recognized an estimated impairment of $1,794 related to goodwill, $3,086 related to property plant and equipment, and $110 related to its investment in and advances to joint ventures.

                        o During the year ended December 31, 1999, the Company evaluated the carrying value of certain investments in and advances to joint ventures of the Explosives Business based upon projected future cash flows, the circumstances and location of its investments and its ability to recover its investments in cash or any other negotiable asset. Based on this evaluation and in accordance with SFAS 121, the Company recorded an aggregate non-cash expense of $1,846 for the impairment of investment in and advances to foreign joint ventures.

                        Net assets of discontinued operations as of December 31, 2000 consisted of the following:


                        Cash                                        $     1,161
                        Receivables, net                                  6,322
                        Inventories                                       2,248
                        Other assets                                      1,724
                        Investments in and advances to joint
                            ventures                                      1,345
                        Property, plant and equipment, net                6,700
                        Accounts payable and accrued expenses            (5,610)
                        Notes payable                                    (6,606)
                                                                    ------------

                        Net assets of discontinued operations       $     7,284
                                                                    ------------


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

3.   Detail of
     Certain
     Balance
     Sheet
     Accounts                                             December 31,
                                                   -----------------------------
                                                        2001          2000
                                                   -----------------------------

   Receivables:
     Trade receivables                             $            -  $         498
     Income tax refunds receivable                          1,240          1,014
     Related party receivables (see Note 9)                    37             73
     Other                                                     71             64
                                                   -----------------------------

                                                   $        1,348  $       1,649
                                                   -----------------------------

   Accounts payable and accrued expenses:
     Trade payables                                $          665  $         291
     Income taxes payable (see Note 15)                       924              -
     Other accrued expenses (see Note 15)                     284              -
                                                   -----------------------------

                                                   $        1,873  $         291
                                                   -----------------------------


4.   Notes              Notes  receivable  are  comprised  of the  following  at
     Receivable         December 31:

                                                     2001         2000
                                                 --------------------------

Note receivable from UEE, in annual
installments of $200 plus interest at 8.5%       $       1,000   $         -

Note receivable from a subsidiary of UEE,
paid in full in January 2002 with interest at
a defined average rate                                     200            -

Note receivable from a subsidiary of UEE,
monthly installments of $10 including
interest at 6.5%                                           229            -


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

4.   Notes
     Receivable
     Continued

Notes receivable from officers of the
Company secured by stock, interest
payments due annually at 1% above the
three-month LIBOR, principal due in full
April 2003 and June 2004                                    26           86
                                                 --------------------------

                                                         1,455           86

Less current portion                                      (490)           -
                                                 --------------------------

                                                 $         965   $       86
                                                 --------------------------


5.   Property,          Property, plant and equipment consists of the following:
     Plant and
     Equipment                                           December 31,
                                                 --------------------------
                                                     2001         2000
                                                 --------------------------

Buildings, plant equipment and fixtures          $         942   $      942
Office equipment and fixtures                               20            3
Vehicles                                                    34           42
Land                                                       107          107
                                                 --------------------------

                                                         1,103        1,094

Less accumulated depreciation
  and amortization                                        (153)        (147)
                                                 --------------------------

                                                 $         950   $      947
                                                 --------------------------


6.   Income             The current  provision for income taxes  represents U.S.
     Taxes              federal  income taxes,  taxes  withheld on royalties and
                        other foreign income taxes.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

6.   Income             The benefit  (provision)  for income  taxes is different
     Taxes              than  amounts  which would be  provided by applying  the
     Continued          statutory   federal  income  tax  rate  to  income  from
                        continuing   operations  before  income  taxes  for  the
                        following reasons:

                                         Years Ended December 31,
                                -------------------------------------------
                                     2001           2000          1999
                                -------------------------------------------

Federal income tax
(provision) at statutory rate   $          (593) $       (408)  $      (492)
Life insurance and meals                     (4)          (23)          (22)
Other                                         -           122             -
                                -------------------------------------------

                                $          (597) $       (309)  $      (514)
                                -------------------------------------------


                        Total income tax benefit (provision) consists of the following:


Current                         $        (1,177) $       (663)  $      (638)
Deferred                                    580           354           124
                                -------------------------------------------

                                $          (597) $       (309)  $      (514)
                                -------------------------------------------


                        Deferred tax assets (liabilities) are comprised of the following:


                                                       December 31,
                                               ----------------------------
                                                    2001          2000
                                               ----------------------------

Depreciation and amortization                  $       (3,049) $     (3,311)
Deferred income                                             -          (556)
Write-down of impaired assets                               -         1,151
Foreign tax credit carryforward                         1,575           438
Other                                                       -           224
                                               ----------------------------

                                               $       (1,474) $     (2,054)
                                               ----------------------------


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

7.   Impairment         During the year ended  December  31,  1999,  the Company
     of Assets          evaluated the carrying  value of its  investments in and
                        advances to the WAC joint venture  based upon  projected
                        future cash flows, the circumstances and location of its
                        investments  and its ability to recover its  investments
                        in cash or any  other  negotiable  asset.  Based on this
                        evaluation, and in accordance with SFAS 121, the Company
                        recorded  an   aggregate   non-  cash  expense  for  the
                        impairment as follows:

Investment in and advances to foreign
  joint ventures                                             $           76
Related party notes receivable from foreign
  joint ventures                                                        700
                                                             --------------

                                                             $          776
                                                             --------------

8.   Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information
                                   Years Ended December 31,
                      -----------------------------------------------------
                             2001              2000             1999
                      -----------------------------------------------------

Interest              $              519  $          509   $          211
                      -----------------------------------------------------

Income taxes          $              508  $          127   $          801
                      -----------------------------------------------------


                        During the year ended December 31, 2001:

                        o The Company reclassified accounts receivable of $229 to a note receivable due from UEE

                        o The Company reclassified interest receivable of $110 which was previously recorded as part of a note receivalbe from UEE to accounts receivable

                        o In connection with the sale of its Explosives Business the Company repurchased common stock from a former officer in exchange for partial repayment of a note receivable of $54


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

8.   Supplemental       o  The  Company  paid  certain  accrued  expenses  to an
     Cash Flow             officer  in  exchange  for   forgiveness  of  a  note
     Information           receivable of $6
     Continued
                        o  The  Company  sold  equipment  to a joint  venture in
                           exchange for accounts receivable of $125

                        o As described in Note 2, the Company sold its Explosives Business to UEE. The following table summarizes the assets and liabilities sold, consideration received, and loss recognized on the sale:


                        Assets   Sold   and    Liabilities    Assumed   by   UEE
                        --------------------------------------------------------

Receivables, net                                          $           6,468
Inventories                                                           2,154
Other current assets                                                    208
Investments in and advances to joint ventures                         2,117
Property, plant and equipment, net                                    6,143
Notes receivable from joint ventures                                  1,070
Other assets                                                            279
Accounts payable and accrued expenses                                (7,340)
Notes payable                                                        (6,278)
                                                          -----------------

                               Net assets sold                        4,821

                        Consideration Received
                        --------------------------------------------------------

Notes receivable and accrued interest received                        1,310
Net cash received (net of $1,147 sold)                                5,203
                                                          -----------------

                               Gain before expenses of
                                 sale and income tax effect           1,692

Expenses directly related to the sale                                (1,847)
Provision for income taxes                                             (301)
                                                          -----------------

                               Loss recognized on sale    $            (456)
                                                          -----------------


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


9.   Related Party      The Company  performs  certain  functions for Cyanco for
     Transactions       which it receives a fee.  Fees  totaled  $443,  $342 and
                        $287 for the years ended December 31, 2001, 2000, and 1999, respectively.

                        At December 31, 2001 and 2000, the Company had receivables of $36 and $33, respectively, from Cyanco, $1 and $23, respectively from employees, and $0 and $17, respectively, from WAC.

                        As of December 31, 2001 and 2000, the Company had notes receivable from officers of the Company of $26 and $86, respectively (see Note 4).

                        As compensation for services rendered in connection with the sale of the Explosives Business, the Company agreed to pay $160 and $103 to two board members. $50 was paid to one board member in 2001 and the remaining amounts were paid in January 2002.


10.  Non-Qualified      Under  the 1987  Non-Qualified  Stock  Option  Plan (the
     Stock Option       Option Plan), as amended in 1988, 1990, 1992, 1993, 1998
     Plan               and  1999,  a  maximum  of  1,315,130  shares  were made
                        available for granting of options to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the Board of Directors. However, the maximum term of an option may not exceed ten years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.

                        In connection with the sale of the Explosive Business to UEE on November 15, 2001, substantially all employees terminated their employment with the Company and surrendered to the Company all previously issued stock options. The Company's president and CEO and continuing members of the board of directors retained their stock options.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

10.  Non-Qualified      Information  regarding  the  Option  Plan is  summarized
     Stock Option       below:
     Plan
     Continued                                Number of      Option Price
                                              Options        Per Share
                                          --------------------------------

Outstanding at January 1, 1999                     359,747  $ 1.38 - 11.30
     Granted                                         7,500    3.00 -  5.06
     Exercised                                      (5,500)   4.72 -  5.06
     Expired                                        (9,000)   2.26 -  5.22
                                          --------------------------------

Outstanding at December 31, 1999                   352,747    1.38 - 11.30
     Granted                                       376,000    1.44 -  2.31
     Exercised                                           -               -
     Expired                                             -               -
                                          --------------------------------

Outstanding at December 31, 2000                   728,747    1.38 - 11.30
     Granted                                       170,000            1.21
     Exercised                                           -               -
     Expired / Forfeited                          (521,247)   1.38 - 11.30
                                          --------------------------------

Outstanding at December 31, 2001                   377,500   $ 1.21 - 2.31
                                          --------------------------------

                        Options exercisable and available for future grant are as follows:


                                               December 31,
                                -------------------------------------------
                                     2001           2000          1999
                                -------------------------------------------

Options exercisable                     377,500       524,510       113,815
Options available for grant             445,207        93,960       469,960



--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

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

                                              Years Ended December 31,
                                      -----------------------------------------
                                           2001          2000         1999
                                      -----------------------------------------

Net Income - as reported              $          186  $    (4,031)  $     725
Net Income - pro forma                $          110  $    (4,393)  $     622

Diluted earnings per share -
  as reported                         $          .03  $      (.55)  $     .10
Diluted earnings per share -
  pro forma                           $          .02  $      (.60)  $     .08
                                      -----------------------------------------


                        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                 December 31,
                                   ----------------------------------------
                                       2001          2000         1999
                                   ----------------------------------------

Expected dividend yield            $           -           .01 $       .02
Expected stock price volatility              62%           53%          52%
Risk-free interest rate                    4.66%            6%           6%
Expected life of options                 2 years     3-5 years  0 - 3 years
                                   ----------------------------------------


                        The weighted average fair value of options granted during 2001, 2000, and 1999 are $.45, $.73, and $.28, respectively.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

11.  Stock-Based        The following table summarizes  information  about stock
     Compensation       options outstanding at December 31, 2001:
     Continued
                        Options Outstanding             Options Exercisable
              -----------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number      Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        at          Life       Exercise         at       Exercise
    Prices      12/31/00      (Years)       Price      12/31/00       Price
-------------------------------------------------------------------------------

$       2.31     10,000         1.32     $  2.31       10,000      $  2.31
        1.44    197,500         3.59        1.44      197,500         1.44
        1.21    170,000         4.89        1.21      170,000         1.21
-------------------------------------------------------------------------------

$1.21 - 2.31    377,500         4.11     $  1.36      377,500      $  1.36
-------------------------------------------------------------------------------


12.  Significant        Summarized   financial    information   of   Cyanco,   a
     Unconsolidated     significant unconsolidated affiliate of the Company, are
     Affiliates         as follows:

                                              December 31,
                              ---------------------------------------------
                                   2001           2000           1999
                              ---------------------------------------------

Results for year:
     Gross revenues           $        29,767  $     22,961  $     19,346
     Gross profit             $         5,905  $      4,747  $      6,609
     Net income, before
       extraordinary item     $         4,126  $      3,415  $      5,366

Year-end financial
  position:
     Current assets           $         7,831  $      5,161
     Non-current assets       $        16,946  $     17,892
     Current liabilities      $         1,746  $      2,148
     Non-current liabilities                -           -



--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

13.  Profit Sharing     The Company has a defined  contribution  profit  sharing
     Plan               plan,  which is qualified  under  Section  401(K) of the
                        Internal  Revenue  Code.  The plan  provides  retirement
                        benefits for employees  meeting  minimum age and service
                        requirements.  Participants  may contribute a percentage
                        of their gross  wages,  subject to certain  limitations.
                        The   plan   provides   for    discretionary    matching
                        contributions, as determined by the Board of Directors, to be made by the Company. The discretionary amount contributed to the plan by the Company for the years ended December 31, 2001, 2000, and 1999 was $106, $80, and $79, respectively.

14.  Fair Value of      The  Company's  financial  instruments  consist of cash,
     Financial          receivables,   notes  receivable,   and  payables.   The
     Instruments        carrying  amount  of  cash,  receivables,  and  payables
                        approximates fair value because of the short- term nature of these items. The carrying amount of the notes receivable approximates fair value as the individual borrowings bear interest which approximate market rates.

15.  Commitments        In connection with the sale of the Explosives  Business,
     and                any  receivables,  less an agreed upon  reserve of $153,
     Contingencies      that  have not  been  collected  within  240 days of the
                        closing date (November 15, 2001) will be offset against the Company's note receivable from UEE in the reverse order of maturity. Based on the Explosives Business' history of receivables collection, the Company does not expect such receivables required to be offset against the note receivable to be significant. The Company will aggressively pursue collection of any receivables offset pursuant to this agreement.

                        In order to complete the assignment to a UEE subsidiary of a lease for property leased by the Company as of the closing date of the sale of the Explosives Business (November 15, 2001), the Company agreed to clean up, remediate and repair the contamination caused to the property by the Explosives Business. Based on initial testing performed by an engineering firm, the Company believes that amounts accrued at December 31, 2001 will be sufficient to cover remaining testing and cleanup costs. However, there can be no assurance that such costs will not exceed the current estimate.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                            (Formerly Mining Services International Corporation)
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


15.  Commitments        The  Company has  retained  all  contingent  liabilities
     and                relating  to the  current  ongoing  audit by the  Canada
     Contingencies      Customs and Revenue  Agency (CCRA) of  previously  filed
     Continued          tax  returns  in  Canada.  In the  initial  phase of the
                        audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company. The Company believes that amounts accrued and included in income taxes payable at December 31, 2001 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not exceed the current estimate.


16.  Extraordinary      During  the  year  ended   December  1999,  the  Company
     Items              negotiated  the  extinguishment  of a  deferred  royalty
                        obligation. Accordingly, the Company paid $58 in cash to
                        terminate  the   indemnification  of  Cyanco  under  the
                        deferred   royalty   agreement.   The   result   was  an
                        extraordinary gain of $1,599 after providing for income taxes of $823.


--------------------------------------------------------------------------------
                                                                            F-23