Form 10-Q
period 2002-03-31
MINING SERVICES INTERNATIONAL CORP/
filed 2002-04-23
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
         For the quarterly period ended March 31, 2002

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

                                 (801) 984-0228
              (Registrant's telephone number, including area code)

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of April 16, 2002 was 7,209,849.

    _________________________________________________________________________

                             Nevada Chemicals, Inc.

                                Table of Contents


                                                                                              Page No.
Part I            Financial Information                                                       --------

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of March 31, 2002
                  and December 31, 2001                                                          1

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended March 31, 2002 and March 31, 2001                                 2

                  Condensed Consolidated Statements of Cash Flows for the Three
                  Months Ended March 31, 2002 and March 31, 2001                                 3

                  Notes to Condensed Consolidated Financial Statements                           4

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      5

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                      7

Part II           Other Information

Item 6.           Exhibits and Reports on Form 8-K                                               8

Signatures                                                                                       9

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                   March 31, 2002
ASSETS                                                                              (Unaudited)     December 31, 2001
                                                                                  -----------------------------------

Current assets:
     Cash and cash equivalents                                                    $       4,346       $        7,011
     Short-term investments                                                               2,693                    -
     Receivables                                                                            846                1,348
     Prepaid expenses                                                                        50                   49
     Note receivable - related party                                                      1,000                    -
     Current portion of notes receivable                                                    319                  490
                                                                                  ----------------------------------

     Total current assets                                                                 9,254                8,898

Investment in and advances to joint venture                                              11,952               12,603
Property and equipment, net                                                                 940                  950
Notes receivable                                                                            936                  965
Other assets                                                                                245                  245
                                                                                  ----------------------------------

                                                                                  $      23,327       $       23,661
                                                                                  ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses                       $       1,344       $        1,873

Deferred income taxes                                                                     1,474                1,474
                                                                                  ----------------------------------

     Total liabilities                                                                    2,818                3,347
                                                                                  ----------------------------------

Stockholders' Equity:
     Common stock                                                                             7                    7
     Capital in excess of par value                                                       4,741                5,312
     Net unrealized losses on investments                                                   (11)                   -
     Retained earnings                                                                   15,776               15,568
     Treasury stock                                                                          (4)                (573)
                                                                                  ----------------------------------

     Total stockholders' equity                                                          20,509               20,314
                                                                                  ----------------------------------

                                                                                  $      23,327       $       23,661
                                                                                  ==================================



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                     Three Months Ended March 31
                                                                                      2002               2001
                                                                                  ------------------------------
Revenues:
     Equity in earnings of joint ventures                                         $      349      $         203
     Other                                                                               193                115
                                                                                  ------------------------------

     Total revenues                                                                      542                318

General and administrative expenses                                                      215                231
                                                                                  ------------------------------

Income from continuing operations before
     provision for income taxes                                                          327                 87

Provision for income taxes                                                               119                 30
                                                                                  ------------------------------

Income from continuing operations                                                        208                 57

Loss from discontinued operations, net of
     income tax benefit of $244                                                            -               (457)
                                                                                  ------------------------------

Net income (loss)                                                                 $      208      $        (400)
                                                                                  ==============================

Earnings (loss) per common share - basic:
     Continuing operations                                                        $     0.03      $        0.01
     Discontinued operations                                                               -              (0.06)
                                                                                  ------------------------------

     Total                                                                        $     0.03      $       (0.05)
                                                                                  ==============================

Earnings (loss) per common share - diluted:
     Continuing operations                                                        $     0.03      $        0.01
     Discontinued operations                                                               -              (0.06)
                                                                                  ------------------------------

     Total                                                                        $     0.03      $       (0.05)
                                                                                  ==============================

Weighted average number of shares outstanding
     Basic                                                                         7,210,000          7,314,000
     Diluted                                                                       7,278,000          7,314,000


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                    Three Months Ended March 31
                                                                                      2002               2001
                                                                                  -----------------------------
Cash flows from operating activities:
     Net income (loss)                                                            $      208      $        (400)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation and amortization                                                   10                290
          Undistributed earnings of joint ventures                                      (349)              (464)
          Deferred income taxes                                                            -               (214)
          Other                                                                            -                (67)
          Changes in assets and liabilities:
               Receivables                                                               502                203
               Inventories                                                                 -               (249)
               Prepaid expenses                                                           (1)               (30)
               Other assets                                                                -                (26)
               Accounts payable and accrued expenses                                    (529)               885
                                                                                  -----------------------------

          Net cash used in operating activities                                         (159)               (72)
                                                                                  -----------------------------

Cash flows from investing activities:
     Distribution from joint venture                                                   1,000                  -
     Purchase of short-term investments                                               (2,704)                 -
     Increase in notes receivable - related party                                     (1,000)                 -
     Payments of notes receivable                                                        200                  -
     Proceeds from sale of property and equipment                                          -                252
     Purchase of property and equipment                                                    -               (179)
     Investment in joint ventures                                                          -                 (7)
                                                                                  -----------------------------

          Net cash provided by (used in) investing activities                         (2,504)                66
                                                                                  -----------------------------

Cash flows from financing activities:
     Purchase of treasury stock                                                           (2)                 -
     Proceeds from debt                                                                    -                 47
     Repayment of debt                                                                     -               (165)
                                                                                  -----------------------------

          Net cash used in financing activities                                           (2)              (118)
                                                                                  -----------------------------

Net decrease in cash                                                                  (2,665)              (124)

Cash and cash equivalents, beginning of period                                         7,011              2,113
                                                                                  -----------------------------

Cash and cash equivalents, end of period                                          $    4,346      $       1,989
                                                                                  =============================



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The interim financial information for the three-month periods ended March 31, 2002 and March 31, 2001 included herein is unaudited, and the balance sheet as of December 31, 2001 is derived from audited financial statements. These condensed consolidated financial statements are presented in accordance with the requirements for interim financial statements, and consequently may not include all the disclosures normally required by generally accepted accounting principles. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.

         In November 2001, the Company sold its explosives business. As a result, the explosives business is accounted for as a discontinued operation, with amounts in the financial statements for the three-month period ended March 31, 2001 restated to reflect discontinued operations accounting.

         The results of operations for the three-month period ended March 31, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at March 31, 2002 consisted primarily of certificates of deposit classified by management as available for sale, and are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of operations.

NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows (amounts in thousands):

                                               Three Months Ended March 31
                                               ---------------------------
                                                 2002               2001
                                                 ----               ----

   Revenues                                    $ 5,896            $ 7,027
   Costs and expenses                            5,199              6,647
   Net income before tax                           697                380
   Company's equity in earnings                    349                190

NOTE 4.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the three-month period ended March 31, 2002, the Company retired 101,411 shares of treasury stock with a cost basis to the Company of $571,000.

         During the three-month period ended March 31, 2002, the Company reduced the carrying value of its short-term investments by $11,000 and increased the net unrealized losses on investments included in stockholders' equity by $11,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         On November 15, 2001, the Company completed the sale of its explosives business to Union Espanola de Explosivos ("UEE"). The name of the Company was changed from Mining Services International Corporation to Nevada Chemicals, Inc. as part of this transaction. The sale of the explosives business is accounted for as a discontinued operation, and accordingly, the operating results for the explosives business in the accompanying financial statements have been presented as discontinued operations for all periods prior to the sale.

         Continuing operations reported in the statements of operations for all periods presented consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, management fee income from Cyanco, amounts from its 50% interest in West Coast Explosives Limited, a joint venture to manufacture and supply explosives in West Africa, rental income from an office building in Sandy, Utah, investment income, and related general and administrative expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. The Company and its joint venture partner are currently seeking a buyer for the assets of West Coast Explosives, and it is expected that the proceeds from the sale of such assets will exceed the liabilities of the joint venture.

         In March 2002 Cyanco announced that it had reached agreement with FMC Corporation ("FMC") to purchase the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC will exit the business, ending its 12-year role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. The FMC supply contracts acquired by Cyanco are with several key Nevada gold mining operations. According to Cyanco estimates, the business purchased represents approximately 25,000 tons of additional sodium cyanide business for Cyanco during the lifetime of the contracts. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers and storage tanks.

         The following discussion of results of operations includes only continuing operations. For discussions of historical results of operations of the discontinued explosives business, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Results of Operations

         Equity in earnings of joint ventures increased $146,000 or 72% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. Equity in earnings of Cyanco was $349,000 in the three months ended March 31, 2002 compared to $190,000 in the three months ended March 31, 2001, primarily due to higher material costs during the first quarter of 2001.

         Other revenues increased $78,000 or 68% in the three months ended March 31, 2002 compared to the three months ended March 31, 2001. The increase is attributable to interest and investment income from the Company's cash equivalents and short-term investments, and income from the rental of the office building that commenced in November 2001.

         General and administrative expenses remained at approximately the same level in the three months ended March 31, 2002 compared to the three months ended March 31, 2001.

Liquidity and Capital Resources

         All long-term debt, the Company's line of credit and substantially all accounts payable and accrued expenses were assumed by UEE in the sale of the Company's explosives business. As a result, as of March 31, 2002, current liabilities consist only of accounts payable and accrued expenses of $1,344,000. These current liabilities compare favorably to total current assets of $9,254,000 as of March 31, 2002. Current assets are comprised primarily of cash and cash equivalents of $4,346,000 and short-term investments that are available for sale of $2,693,000. The Company received cash of $6,350,000 from the sale of its explosives business in November 2001.

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

         Net cash used in operating activities for the three months ended March 31, 2002 was $(159,000) compared to net cash used in operating activities of $(72,000) for the three months ended March 31, 2001. The net increase in cash used in operating activities during the first quarter of 2002 is primarily the result of reducing accounts payable and accrued expenses by $529,000 during the quarter.

         Net cash used in investing activities for the three months ended March 31, 2002 was $(2,504,000) compared to net cash provided by investing activities of $66,000 for the three months ended March 31, 2001. The use of cash in the first quarter of 2002 is attributable to purchases of short-term investments of $2,704,000 and the funding of a short-term note receivable to Cyanco of $1,000,000, offset by the receipt of a $1,000,000 distribution from Cyanco.

         Net cash used in financing activities for the three months ended March 31, 2002 consisted of $(2,000) used to purchase treasury stock. Net cash used in financing activities for the three months ended March 31, 2001 consisted of net debt repayment of $(118,000). As indicated above, all bank debt was assumed by UEE in the sale of the explosives business.

Forward Looking Statements

         Within this Quarterly Report on Form 10-Q, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, the actual results could differ materially from those indicated in the statements made.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments. However, the Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. At current levels of cash equivalents and short-term investments, significant changes in interest rates would have an impact on the Company's results of operations.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits - none

2.       Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEVADA CHEMICALS, INC.
                                             ----------------------
                                                  (Registrant)



April 23, 2002                               /s/  John T. Day
--------------                               -----------------------
    (Date)                                   John T. Day, President


April 23, 2002                               /s/  Dennis P. Gauger
--------------                               -----------------------
    (Date)                                   Dennis P. Gauger,
                                             Chief Financial Officer