Form 10-Q
period 2002-06-30
MINING SERVICES INTERNATIONAL CORP/
filed 2002-08-06
CIK 356342

_
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           __________________________

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange act of 1934
         For the quarterly period ended June 30, 2002

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

                           ___________________________

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of July 31, 2002 was 7,204,140.

    _________________________________________________________________________

                             Nevada Chemicals, Inc.

                                Table of Contents



                                                                                              Page No.
Part I            Financial Information                                                       --------
Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2002
                  and December 31, 2001                                                          1

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended June 30, 2002 and June 30, 2001                                   2

                  Condensed Consolidated Statements of Operations for the Six
                  Months Ended June 30, 2002 and June 30, 2001                                   3

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2002 and June 30, 2001                                   4

                  Notes to Condensed Consolidated Financial Statements                           5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      6

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                      9

Part II           Other Information

Item 4            Submission of Matters to a Vote of Security Holders                           10

Item 6.           Exhibits and Reports on Form 8-K                                              10

Signatures                                                                                      11

Certification                                                                                   12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                                                    June 30, 2002
ASSETS                                                                               (Unaudited)    December 31, 2001
                                                                                  -----------------------------------
Current assets:
     Cash and cash equivalents                                                     $      5,250         $      7,011
     Short-term investments                                                               2,719                    -
     Receivables                                                                            882                1,348
     Prepaid expenses                                                                        49                   49
     Current portion of notes receivable                                                    815                  490
                                                                                  -----------------------------------

     Total current assets                                                                 9,715                8,898

Investment in and advances to joint venture                                              12,651               12,603
Property and equipment, net                                                                 929                  950
Notes receivable                                                                            760                  965
Other assets                                                                                279                  245
                                                                                   ----------------------------------

                                                                                   $     24,334         $     23,661
                                                                                   ==================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses                        $      1,687         $      1,873

Deferred income taxes                                                                     1,474                1,474
                                                                                   ----------------------------------

     Total liabilities                                                                    3,161                3,347
                                                                                   ----------------------------------

Stockholders' Equity:
     Common stock                                                                             7                    7
     Capital in excess of par value                                                       4,714                5,312
     Retained earnings                                                                   16,452               15,568
     Treasury stock                                                                           -                 (573)
                                                                                   ----------------------------------

     Total stockholders' equity                                                          21,173               20,314
                                                                                   ----------------------------------

                                                                                   $     24,334         $     23,661
                                                                                   ==================================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                                      Three Months Ended June 30
                                                                                        2002               2001
                                                                                 -------------------------------
Revenues:
     Equity in earnings of joint ventures                                        $       698       $        447
     Other                                                                               239                102
                                                                                 --------------------------------

     Total revenues                                                                      937                549

General and administrative expenses                                                      346                142
                                                                                 -------------------------------

Operating income from continuing operations                                              591                407

Other income - gain on sale of assets                                                    460                  -
                                                                                 -------------------------------

Income from continuing operations before
     provision for income taxes                                                        1,051                407

Provision for income taxes                                                               375                142
                                                                                 -------------------------------

Income from continuing operations                                                        676                265

Income from discontinued operations, net of
     income taxes of $69                                                                   -                129
                                                                                 -------------------------------

Net income                                                                       $       676       $        394
                                                                                 ===============================

Earnings per common share - basic:
     Continuing operations                                                       $      0.09       $       0.04
     Discontinued operations                                                               -               0.01
                                                                                 -------------------------------

     Total                                                                       $      0.09       $       0.05
                                                                                 ===============================

Earnings per common share - diluted:
     Continuing operations                                                       $      0.09       $       0.04
     Discontinued operations                                                               -               0.01
                                                                                 -------------------------------

     Total                                                                       $      0.09       $       0.05
                                                                                 ===============================

Weighted average number of shares outstanding
     Basic                                                                         7,208,000          7,314,000
     Diluted                                                                       7,409,000          7,314,000



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                     Six Months Ended June 30
                                                                                     2002               2001
                                                                                 -------------------------------
Revenues:
     Equity in earnings of joint ventures                                        $     1,047       $        650
     Other                                                                               432                217
                                                                                 -------------------------------

     Total revenues                                                                    1,479                867

General and administrative expenses                                                      561                373
                                                                                 -------------------------------

Operating income from continuing operations                                              918                494

Other income - gain on sale of assets                                                    460                  -
                                                                                 -------------------------------

Income from continuing operations before
     provision for income taxes                                                        1,378                494

Provision for income taxes                                                               494                165
                                                                                 -------------------------------

Income from continuing operations                                                        884                329

Loss from discontinued operations, net of
     income tax benefit of $168                                                            -               (335)
                                                                                 -------------------------------

Net income                                                                       $       884       $         (6)
                                                                                 ===============================

Earnings (loss) per common share - basic:
     Continuing operations                                                       $      0.12       $       0.05
     Discontinued operations                                                               -              (0.05)
                                                                                 -------------------------------

     Total                                                                       $      0.12       $       0.00
                                                                                 ===============================

Earnings (loss) per common share - diluted:
     Continuing operations                                                       $      0.12       $       0.05
     Discontinued operations                                                               -              (0.05)
                                                                                 -------------------------------

     Total                                                                       $      0.12       $       0.00
                                                                                 ===============================

Weighted average number of shares outstanding
     Basic                                                                         7,209,000          7,314,000
     Diluted                                                                       7,361,000          7,314,000

      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)

                                                                                     Six Months Ended June 30
                                                                                     2002               2001
                                                                                 -------------------------------
Cash flows from operating activities:
     Net income (loss)                                                           $       884       $         (6)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation and amortization                                                   21                592
          Undistributed earnings of joint ventures                                    (1,047)            (1,205)
          Gain on sale of assets                                                        (460)               (88)
          Deferred income taxes                                                            -                (11)
          Other                                                                          125                (78)
          Changes in assets and liabilities:
               Receivables                                                               466               (839)
               Inventories                                                                 -                (79)
               Prepaid expenses                                                            -                 54
               Other assets                                                              (35)               (12)
               Accounts payable and accrued expenses                                    (186)             1,102
                                                                                 -------------------------------

          Net cash used in operating activities                                         (232)              (570)
                                                                                 -------------------------------

Cash flows from investing activities:
     Distribution from joint venture                                                   1,000                  -
     Purchase of short-term investments                                               (2,719)                 -
     Increase in notes receivable                                                     (1,000)                 -
     Payments of notes receivable                                                        733                  -
     Proceeds from sale of assets                                                        460                253
     Purchase of property and equipment                                                    -               (281)
     Investment in joint ventures                                                          -                (15)
                                                                                 -------------------------------

          Net cash used in investing activities                                       (1,526)               (43)
                                                                                 -------------------------------

Cash flows from financing activities:
     Purchase of treasury stock                                                           (3)                 -
     Proceeds from debt                                                                    -                167
     Repayment of debt                                                                     -               (329)
                                                                                 -------------------------------

          Net cash used in financing activities                                           (3)              (162)
                                                                                 -------------------------------

Net decrease in cash                                                                  (1,761)              (775)

Cash and cash equivalents, beginning of period                                         7,011              2,113
                                                                                 -------------------------------

Cash and cash equivalents, end of period                                         $     5,250       $      1,338
                                                                                 ===============================



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The interim financial information for the three-month and six-month periods ended June 30, 2002, and June 30, 2001, respectively, included herein is unaudited, and the balance sheet as of December 31, 2001 is derived from audited financial statements. These condensed consolidated financial statements are presented in accordance with the requirements for interim financial statements, and consequently may not include all the disclosures normally required by generally accepted accounting principles. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         In November 2001, the Company sold its explosives business. As a result, the explosives business is accounted for as a discontinued operation, with amounts in the financial statements for the three-month and six-month periods ended June 30, 2001 restated to reflect discontinued operations accounting.

         The results of operations for the three-month and six-month periods ended June 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at June 30, 2002 consisted primarily of certificates of deposit classified by management as available for sale, and are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of operations.

NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows (amounts in thousands):


                                             Three Months Ended June 30            Six Months Ended June 30
                                             --------------------------            ------------------------
                                              2002               2001               2002               2001
                                              ----               ----               ----               ----

     Revenues                                $ 7,415            $ 6,751           $ 13,311           $ 13,778
     Costs and expenses                        6,018              5,831             11,217             12,478
     Net income before taxes                   1,397                920              2,094              1,300
     Company's equity in earnings               698                 460              1,047                650




NOTE 4. GAIN ON SALE OF ASSETS

         During the quarter ended June 30, 2002, the Company and its joint venture partner completed the sale of the assets of West Coast Explosives Limited, a joint venture that manufactures and supplies explosives in West Africa. Previously, the Company wrote off its investment in this joint venture, including a note receivable, due to the joint venture's continuing operating losses. The Company's share of net cash proceeds from the sale of assets was approximately $460,000, which gain is included in other income for the quarter ended June 30, 2002.

NOTE 5.  SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

         During the six-month period ended June 30, 2002, the Company retired 104,411 shares of treasury stock with a cost basis to the Company of $576,000. Of these shares, 101,411 shares had been acquired from former employees in connection with the sale of the Company's explosives business.

         During the six-month period ended June 30, 2002, a note receivable from an officer of $22,000 was paid in full by the transfer to the Company of 5,709 shares of the Company's common stock. The common shares received from the officer were subsequently retired.


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

         Continuing operations reported in the statements of operations for all periods presented consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, management fee income from Cyanco, amounts from its 50% interest in West Coast Explosives Limited, a joint venture to manufacture and supply explosives in West Africa, the rental of an office building in Sandy, Utah, investment income, and related general and administrative expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. In June 2002, the Company and its joint venture partner completed the sale of the assets of West Coast Explosives Limited, and the Company received net proceeds from the sale of approximately $460,000.

         In March 2002, Cyanco announced that it had reached agreement with FMC Corporation ("FMC") to purchase the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC will exit the business, ending its role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. The FMC supply contracts acquired by Cyanco are with several key Nevada gold mining operations. According to Cyanco estimates, the business purchased represents approximately 25,000 tons of additional sodium cyanide business for Cyanco during the life of the contracts. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers and storage tanks.

         The following discussion of results of operations includes only continuing operations. For discussions of historical results of operations of the discontinued explosives business, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Results of Operations

Three months ended June 30, 2002
--------------------------------

         Equity in earnings of joint ventures increased $251,000, or 56%, in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increase is due primarily to three factors: the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC in March 2002; increased sales to existing customers in response to higher prices of gold and seasonal variations; and improvement in variable manufacturing costs as the price of certain key raw material prices decreased.

         Other revenues increased $137,000, or 134%, in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. The increase is attributable to interest and investment income from the Company's cash equivalents and short-term investments, and income from the rental of an office building owned by the Company that commenced in November 2001.

         General and administrative expenses increased $204,000, or 143%, in the three months ended June 30, 2002 compared to the three months ended June 30, 2001. This increase is due to $125,000 in bad debt reserves recorded during the second quarter of 2002 related to possible uncollectible accounts and notes receivable transferred back to the Company by UEE pursuant to the terms of the agreement to sell the Company's explosives business to UEE. Additional expenses were also incurred during the second quarter of 2002 for the Company's 2002 annual meeting, including related professional fees. The 2001 annual meeting was held in the fourth quarter of 2001.

Six months ended June 30, 2002
------------------------------

         Equity in earnings of joint ventures increased $397,000, or 61%, in the six months ended June 30, 2002 compared to the six months ended June 30, 2001.

The increase is due to those factors discussed above for the three months ended June 30, 2002, including the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC.

         Other revenues increased $215,000 or 99% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. The increase is attributable to interest and investment income from the Company's cash equivalents and short-term investments, and income from the rental of the office building that commenced in November 2001.

         General and administrative expenses increased $188,000 or 50% in the six months ended June 30, 2002 compared to the six months ended June 30, 2001. General and administrative expenses remained at approximately the same level in the first quarter of 2002 compared to the first quarter of 2001. The increase in general and administrative expenses during the second quarter of 2002 compared to the second quarter of 2001 is due to $125,000 in bad debt reserves recorded during the second quarter of 2002 and additional costs relating to the Company's annual meeting held during the second quarter of 2002, as further discussed above.

Liquidity and Capital Resources

         All long-term debt, the Company's line of credit and substantially all accounts payable and accrued expenses were assumed by UEE in the sale of the Company's explosives business. As a result, as of June 30, 2002, current liabilities consist only of accounts payable and accrued expenses of $1,687,000. These current liabilities compare favorably to total current assets of $9,715,000 as of June 30, 2002. Current assets are comprised primarily of cash and cash equivalents of $5,250,000 and short-term investments that are available for sale of $2,719,000. The Company received cash of $6,350,000 from the sale of its explosives business in November 2001.

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

         Net cash used in operating activities for the six months ended June 30, 2002 was $(232,000) compared to net cash used in operating activities of $(570,000) for the six months ended June 30, 2001. The net decrease in cash used in operating activities during the first six months of 2002 is primarily the result of the exclusion of the discontinued explosives business during the current year.

         Net cash used in investing activities for the six months ended June 30, 2002 was $(1,526,000) compared to net cash used in investing activities of $(43,000) for the six months ended June 30, 2001. The use of cash in the first six months of 2002 is attributable to purchases of short-term investments of $2,719,000, offset by the receipt of a $1,000,000 distribution from Cyanco, payments of notes receivable of $733,000 and proceeds from the sale of assets of $460,000.

         Net cash used in financing activities for the six months ended June 30, 2002 consisted of $(3,000) used to purchase treasury stock. Net cash used in financing activities for the six months ended June 30, 2001 consisted of net debt repayments of $(162,000). As indicated above, all debt was assumed by UEE in the sale of the explosives business.

Forward Looking Statements

         Within this Quarterly Report on Form 10-Q, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation; suspension, or termination of mining activities in the area served by Cyanco; changes in world supply and demand for commodities, particularly gold; political, environmental, regulatory, economic and financial risks; major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically; competition; and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed, however, the actual results could differ materially from those indicated in the statements made.

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

PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 1, 2002, the Annual Meeting of Shareholders was held. The shareholders voted, either in person or by proxy, to elect five directors to serve until the next Annual Meeting of Shareholders or until their successors shall be elected and duly qualified and to ratify the appointment of Tanner + Co. to be the Company's independent public accountants for the year ending December 31, 2002. Directors nominated were E. Bryan Bagley, Nathan L. Wade, Dr. John T. Day, James E. Solomon, Frances M. Flood, Lex Udy and John Seigfried. The results of the shareholder vote were as follows:


Five directors receiving most votes:

Nathan L. Wade            5,358,228
E. Bryan Bagley           5,358,028
Frances M. Flood          5,358,028
James E. Solomon          5,356,837
Dr. John T. Day           5,355,655

                                            For        Against      Abstain
Ratification of the appointment of
Tanner + Co. as independent
public accountants
                                        5,410,069        353          468



Item 6.  Exhibits and Reports on Form 8-K

        1.       Exhibits - none

        2.       Reports on Form 8-K:

                 No reports on Form 8-K have been filed during the quarter ended June 30, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                 NEVADA CHEMICALS, INC.
                                                 ----------------------
                                                 (Registrant)



August 6, 2002                                   /s/  John T. Day
--------------                                   -----------------------
    (Date)                                       John T. Day, President


August 6, 2002                                   /s/  Dennis P. Gauger
--------------                                   -----------------------
    (Date)                                       Dennis P. Gauger,
                                                 Chief Financial Officer

                                  CERTIFICATION


         In connection with the accompanying Form 10-Q of Nevada Chemicals, Inc. for the quarter ended June 30, 2002, the following officers of Nevada Chemicals, Inc., hereby certify that, to the best of their knowledge and belief:

         1- such Form 10-Q fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         2- the information contained in such Form 10-Q fairly presents, in all material respects, the financial condition and results of Nevada Chemicals, Inc.



By:      /s/  John T. Day
         ----------------
         John T. Day, President and Chief Executive Officer



         /s/  Dennis P. Gauger
         ---------------------
         Dennis P. Gauger, Chief Financial Officer


Date:    August 6, 2002