Form 10-Q
period 2002-09-30
NEVADA CHEMICALS INC
filed 2002-10-30
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange act of 1934
         For the quarterly period ended September 30, 2002

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

                           ---------------------------

         Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes x No__

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of October 25, 2002 was 7,065,643.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.

                                Table of Contents


                                                                                     Page No.
Part I            Financial Information                                              --------

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of September 30, 2002
                  and December 31, 2001                                                 1

                  Condensed Consolidated Statements of Operations for the Three
                  Months Ended September 30, 2002 and September 30, 2001                2

                  Condensed Consolidated Statements of Operations for the Nine
                  Months Ended September 30, 2002 and September 30, 2001                3

                  Condensed Consolidated Statements of Cash Flows for the Nine
                  Months Ended September 30, 2002 and September 30, 2001                4

                  Notes to Condensed Consolidated Financial Statements                  5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                             6

Item 3.           Quantitative and Qualitative Disclosure About Market Risk            10

Item 4.           Controls and Procedures                                              10

Part II           Other Information

Item 6.           Exhibits and Reports on Form 8-K                                     10

Signatures                                                                             11

Certifications                                                                         12


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)


                                                                           September 30, 2002
ASSETS                                                                        (Unaudited)          December 31, 2001
                                                                         -------------------------------------------
Current assets:
     Cash and cash equivalents                                                $   5,246           $    7,011
     Short-term investments                                                       3,008                    -
     Receivables                                                                    508                1,348
     Prepaid expenses                                                                25                   49
     Current portion of notes receivable                                            317                  490
                                                                         -------------------------------------------

     Total current assets                                                         9,104                8,898

Investment in and advances to joint venture                                      13,923               12,603
Property and equipment, net                                                         919                  950
Notes receivable                                                                    440                  965
Other assets                                                                        218                  245
                                                                         -------------------------------------------

                                                                              $  24,604           $   23,661
                                                                         ===========================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses                   $   1,357           $    1,873

Deferred income taxes                                                             1,474                1,474
                                                                         -------------------------------------------

     Total liabilities                                                            2,831                3,347
                                                                         -------------------------------------------

Stockholders' Equity:
     Common stock                                                                    7                    7
     Capital in excess of par value                                               4,660                5,312
     Net unrealized gains on investments                                             10                    -
     Retained earnings                                                           17,096               15,568
     Treasury stock                                                                   -                 (573)
                                                                         -------------------------------------------

     Total stockholders' equity                                                  21,773               20,314
                                                                         -------------------------------------------

                                                                              $  24,604           $   23,661
                                                                         ===========================================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                              Three Months Ended September 30
                                                                                  2002              2001
                                                                         ----------------------------------------
Revenues:
     Equity in earnings of joint ventures                                     $   1,273           $      740
     Other                                                                          221                  120
                                                                         ----------------------------------------

     Total revenues                                                               1,494                  860

General and administrative expenses                                                 501                  225
                                                                         ----------------------------------------

Income from continuing operations before
     provision for income taxes                                                     993                  635

Provision for income taxes                                                          349                  343
                                                                         ----------------------------------------

Income from continuing operations                                                   644                  292

Loss from discontinued operations, net of
     income tax benefit of $543                                                       -                 (938)
                                                                         ----------------------------------------

Net income (loss)                                                             $     644           $     (646)
                                                                         ========================================

Earnings (loss) per common share - basic:
     Continuing operations                                                    $    0.09           $     0.04
     Discontinued operations                                                          -                (0.13)
                                                                         ----------------------------------------

     Total                                                                    $    0.09           $    (0.09)
                                                                         ========================================

Earnings (loss) per common share - diluted:
     Continuing operations                                                    $    0.09           $     0.04
     Discontinued operations                                                          -                (0.13)
                                                                         ----------------------------------------

     Total                                                                    $    0.09           $    (0.09)
                                                                         ========================================

Weighted average number of shares outstanding
     Basic                                                                    7,199,000            7,314,000
     Diluted                                                                  7,360,000            7,314,000


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Operations
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)



                                                                               Nine Months Ended September 30
                                                                                2002                 2001
                                                                         --------------------------------------
Revenues:
     Equity in earnings of joint ventures                                     $   2,320           $    1,390
     Other                                                                          653                  337
                                                                         --------------------------------------

     Total revenues                                                               2,973                1,727

General and administrative expenses                                               1,062                  598
                                                                         --------------------------------------

Operating income from continuing operations                                       1,911                1,129

Other income - gain on sale of assets                                               460                    -
                                                                         --------------------------------------

Income from continuing operations before
     provision for income taxes                                                   2,371                1,129

Provision for income taxes                                                          843                  552
                                                                         --------------------------------------

Income from continuing operations                                                 1,528                  577

Loss from discontinued operations, net of
     income tax benefit of $755                                                       -               (1,229)
                                                                         --------------------------------------

Net income (loss)                                                             $   1,528           $     (652)
                                                                         ======================================

Earnings (loss) per common share - basic:
     Continuing operations                                                    $    0.21           $     0.08
     Discontinued operations                                                          -                (0.17)
                                                                         --------------------------------------

     Total                                                                    $    0.21           $    (0.09)
                                                                         ======================================

Earnings (loss) per common share - diluted:
     Continuing operations                                                    $    0.21           $     0.08
     Discontinued operations                                                          -                (0.17)
                                                                         --------------------------------------

     Total                                                                    $    0.21           $    (0.09)
                                                                         ======================================

Weighted average number of shares outstanding
     Basic                                                                    7,206,000            7,314,000
     Diluted                                                                  7,366,000            7,314,000


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)



                                                                               Nine Months Ended September 30
                                                                                2002                 2001
                                                                         --------------------------------------
Cash flows from operating activities:
     Net income (loss)                                                        $   1,528           $     (652)
     Adjustments to reconcile net income (loss) to net cash
          used in operating activities:
          Depreciation and amortization                                              31                  884
          Equity in earnings of joint ventures                                   (2,320)              (2,167)
          Gain on sale of assets                                                   (460)                (101)
          Other                                                                     219                  281
          Changes in assets and liabilities:
               Receivables                                                          835               (1,076)
               Inventories                                                            -                  (89)
               Prepaid expenses                                                      24                   13
               Other assets                                                          27                  (23)
               Accounts payable and accrued expenses                               (516)               2,187
                                                                         --------------------------------------

          Net cash used in operating activities                                    (632)                (743)
                                                                         --------------------------------------

Cash flows from investing activities:
     Distribution from joint venture                                              1,000                1,000
     Purchase of short-term investments                                          (2,998)                   -
     Increase in notes receivable                                                (1,000)                   -
     Payments of notes receivable                                                 1,461                  100
     Proceeds from sale of assets                                                   460                  253
     Purchase of property and equipment                                               -                 (405)
     Investment in joint ventures                                                     -                  (15)
                                                                         --------------------------------------

          Net cash used in investing activities                                  (1,077)                 933
                                                                         --------------------------------------

Cash flows from financing activities:
     Purchase of treasury stock                                                     (56)                   -
     Proceeds from debt                                                               -                   34
     Repayment of debt                                                                -                 (478)
                                                                         --------------------------------------

          Net cash used in financing activities                                     (56)                (444)
                                                                         --------------------------------------

Net decrease in cash                                                             (1,765)                (254)

Cash and cash equivalents, beginning of period                                    7,011                2,113

Cash included in net assets held for sale                                             -                 (496)
                                                                         --------------------------------------

Cash and cash equivalents, end of period                                      $   5,246           $    1,363
                                                                         ======================================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The interim financial information for the three-month and nine-month periods ended September 30, 2002, and September 30, 2001, respectively, included herein is unaudited, and the balance sheet as of December 31, 2001 is derived from audited financial statements. These condensed consolidated financial statements are presented in accordance with the requirements for interim financial statements, and consequently may not include all the disclosures normally required by generally accepted accounting principles. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         In November 2001, the Company sold its explosives business. As a result, the explosives business is accounted for as a discontinued operation, with amounts in the financial statements for the three-month and nine-month periods ended September 30, 2001 restated to reflect discontinued operations accounting.

         The results of operations for the three-month and nine-month periods ended September 30, 2002 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at September 30, 2002 consisted primarily of certificates of deposit classified by management as available for sale, and are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of operations.

NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows (amounts in thousands):

                                           Three Months          Nine Months
                                          Ended Sept. 30        Ended Sept. 30
                                          --------------       ---------------
                                          2002      2001       2002       2001
                                          ----      ----       ----       ----

   Revenues                            $ 8,932    $ 8,005   $ 22,243    $ 21,783
   Costs and expenses                    6,386      6,526     17,603      19,004
   Net income before taxes               2,546      1,479      4,640       2,779
   Company's equity in earnings          1,273        740      2,320       1,390


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

NOTE 5.  PURCHASE AND RETIREMENT OF COMMON STOCK

         In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding shares of common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.

         During the nine-month period ended September 30, 2002, the Company retired 128,617 shares of treasury stock with a total cost basis to the Company of $652,000. Of these shares, 101,411 shares had been acquired in November 2001 from former employees in connection with the sale of the Company's explosives business at a cost of $572,000. As part of the stock repurchase program, the Company purchased and retired 21,497 shares at a cost of $58,000: 1,200 shares purchased for cash of $2,000 in 2001 and 20,297 shares purchased for cash of $56,000 during the nine month period ended September 30, 2002. In addition, a note receivable from an officer of $22,000 was paid in full in June 2002 by the transfer to the Company of 5,709 shares of the Company's common stock. The common shares received from the officer were subsequently retired.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         On November 15, 2001, the Company completed the sale of its explosives business to Union Espanola de Explosivos ("UEE"). The name of the Company was changed from Mining Services International Corporation to Nevada Chemicals, Inc.

as part of this transaction. The operating results of the explosives business have been presented in the accompanying financial statements as discontinued operations for all periods prior to the sale. In June 2002, the Company and its joint venture partner completed the sale of the assets of West Coast Explosives Limited, and the Company received net proceeds from the sale of approximately $460,000. Other than the gain on sale of these assets, the Company's share of earnings of West Coast Explosives Limited was immaterial during all periods presented.

         Continuing operations consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, management fee income from Cyanco, the rental of an office building in Sandy, Utah, investment income, and related general and administrative expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company.

         In March 2002, Cyanco announced that it had reached an agreement with FMC Corporation ("FMC") to purchase the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers and storage tanks.

         The following discussion of results of operations includes only continuing operations. For discussions of historical results of operations of the discontinued explosives business, refer to the Company's Annual Report on Form 10-K for the year ended December 31, 2000 and Quarterly Reports on Form 10-Q for the quarters ended March 31, 2001 and June 30, 2001.

Results of Operations

         Summarized financial information for Cyanco for the three months and the nine months ended September 30, 2002 and 2001is presented in Note 3 to the Condensed Consolidated Financial Statements.

Three months ended September 30, 2002
-------------------------------------

         Equity in earnings of joint ventures increased $533,000, or 72%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. Cyanco revenues increased $927,000, or 12%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase in revenues is due primarily to the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC and increased sales to existing customers in response to increased mining activity resulting from higher prices of gold and seasonal variations. The increase in revenues was tempered somewhat by lower sales prices to some customers due to market pressures and to certain contracts containing cost plus pricing, since the cost of certain key raw materials decreased from levels experienced in the third quarter of 2001. Even with the increase in revenues and resultant production increases, Cyanco costs and expenses decreased $140,000, or 2%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The decrease in operating costs resulted primarily from improvement in variable manufacturing costs as the cost of certain key raw materials decreased. As a result, Cyanco net income before taxes increased $1,067,000, or 72%, during the three months ended September 30, 2002 compared to the three months ended September 30, 2001.

         Other revenues increased $101,000, or 84%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. The increase is attributable to interest and investment income from the Company's cash equivalents and short-term investments, and income from the rental of an office building owned by the Company that commenced in November 2001.

         General and administrative expenses increased $276,000, or 123%, in the three months ended September 30, 2002 compared to the three months ended September 30, 2001. This increase is due to $206,000 of compensation expense incurred during the third quarter of 2002 to two members of the Company's Board of Directors, $103,000 each for services and the directors' surrender of all their outstanding stock options. Also, an additional $94,000 in bad debt reserves was recorded during the third quarter of 2002 related to possible uncollectible accounts and notes receivable transferred back to the Company by UEE pursuant to the terms of the agreement to sell the Company's explosives business to UEE.

Nine months ended September 30, 2002
------------------------------------

         Equity in earnings of joint ventures increased $930,000, or 67%, in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. Cyanco revenues increased $460,000, or 2%, in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001 due primarily to those factors discussed above for the three months ended September 30, 2002, including the additional volume of sodium cyanide supplied under contracts acquired from FMC and increased mining activity and seasonal variations. Again, the increase in revenues was tempered by lower sales prices to some customers due to market pressures and to certain contracts containing cost plus pricing, since the cost of certain key raw materials decreased from levels experienced in the first three quarters of 2001. Even with the increase in revenues and resultant production increases, Cyanco costs and expenses decreased $1,401,000, or 7%, in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The decrease in operating costs resulted primarily from improvement in variable manufacturing costs as the cost of certain key raw materials decreased. As a result, Cyanco net income before taxes increased $1,861,000, or 67%, during the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001.

         Other revenues increased $316,000 or 94% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. The increase is attributable to interest and investment income from the Company's cash equivalents and short-term investments, and income from the rental of the office building that commenced in November 2001.

         General and administrative expenses increased $464,000 or 78% in the nine months ended September 30, 2002 compared to the nine months ended September 30, 2001. This increase is due primarily to $206,000 of compensation expense incurred during the third quarter of 2002 to two members of the Company's Board of Directors who surrendered all their outstanding stock options, as discussed above. In addition, $219,000 in bad debt reserves was recorded during the nine months ended September 30, 2002 related to possible uncollectible accounts and notes receivable transferred back to the Company by UEE pursuant to the terms of the agreement to sell the Company's explosives business to UEE.

Liquidity and Capital Resources

         All long-term debt, the Company's line of credit and substantially all trade accounts payable were assumed by UEE in the sale of the Company's explosives business. As a result, as of September 30, 2002, current liabilities consist only of accounts payable and accrued expenses of $1,357,000. These current liabilities compare favorably to total current assets of $9,104,000 as of September 30, 2002. Current assets are comprised primarily of cash and cash equivalents of $5,246,000 and short-term investments that are available for sale of $3,008,000. The Company received cash of $6,350,000 from the sale of its explosives business in November 2001.

         Cash in excess of short-term operating needs has been invested primarily in interest bearing investment accounts with maturities ranging from 30 days to one year. The Board of Directors of the Company is currently evaluating alternative uses for the cash of the Company, including continuing a stock buy-back program, optimizing short-term investment results, diversification of the Company's business, further investment in Cyanco and its expanding operations, distributions to shareholders and other strategies.

         Net cash used in operating activities for the nine months ended September 30, 2002 was $(632,000) compared to net cash used in operating activities of $(743,000) for the nine months ended September 30, 2001. The decrease in cash used in operating activities during the first nine months of 2002 is primarily the result of the exclusion of the discontinued explosives business during the current year.

         Net cash used in investing activities for the nine months ended September 30, 2002 was $(1,077,000) compared to net cash provided by investing activities of $933,000 for the nine months ended September 30, 2001. The use of cash in the first nine months of 2002 is attributable to purchases of short-term investments of $2,998,000, offset by the receipt of a $1,000,000 distribution from Cyanco, net payments of notes receivable of $461,000 and proceeds from the sale of assets of $460,000. During the nine months ended September 30, 2002, the Company advanced Cyanco $1,000,000, which advance was repaid with interest within a period of two months. In addition, the Company received a $1,000,000 distribution from Cyanco during the second week of October 2002.

         Net cash used in financing activities for the nine months ended September 30, 2002 consisted of $(56,000) used to purchase treasury stock. Net cash used in financing activities for the nine months ended September 30, 2001 consisted of net debt repayments of $(444,000). As indicated above, substantially all debt was assumed by UEE in the sale of the explosives business.

Forward Looking Statements

         Within this Quarterly Report on Form 10-Q, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The Company, through its investment in Cyanco, is principally engaged in the manufacture and sale of liquid sodium cyanide primarily to gold mining operations in the State of Nevada. If gold mining activities in Nevada, over which the Company has no control, ceased or substantially decreased, the business and operations of the Company would be materially adversely affected. A decrease in the use of liquid sodium cyanide in the processing of gold ore would have a similar impact. Additional factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco; changes in world supply and demand for commodities, particularly gold; political, environmental, regulatory, economic and financial risks; major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically; competition; and the continued availability of qualified technical and other professional employees of the Company and Cyanco. Actual results could differ materially from those indicated in the statements made.


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

Item 4.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            Based on their evaluations as of a date within 90 days of the filing date of this report, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

            (b) Changes in internal controls

            There were no significant changes in the Company's internal controls or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

         1.       Exhibits

                  Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

         2.       Reports on Form 8-K:

                  No reports on Form 8-K have been filed during the quarter ended September 30, 2002.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NEVADA CHEMICALS, INC.
                                              ----------------------
                                              (Registrant)



October 29, 2002                              /s/  John T. Day
----------------                              ----------------
    (Date)                                    John T. Day, President (principal
                                              executive officer)


October 29, 2002                              /s/  Dennis P. Gauger
----------------                              ---------------------
    (Date)                                    Dennis P. Gauger,
                                              Chief Financial Officer (principal
                                              financial and accounting officer)

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002


         I, John T. Day, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Nevada Chemicals, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 29, 2002                              /s/  John T. Day
----------------                              ----------------
    (Date)                                    John T. Day, President (principal
                                              executive officer)


                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002


         I, Dennis P. Gauger, certify that:

         1. I have reviewed this quarterly report on Form 10-Q of Nevada Chemicals, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         (c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


October 29, 2002                             /s/  Dennis P. Gauger
----------------                             ---------------------
    (Date)                                   Dennis P. Gauger,
                                             Chief Financial Officer (principal
                                             financial and accounting officer)