Form 10-K
period 2002-12-31
NEVADA CHEMICALS INC
filed 2003-03-18
CIK 356342

--------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-K
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

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

       Registrant's telephone number, including area code: (801) 984-0228
                           ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class
                                 --------------
                         Common Stock, $0.001 Par Value
                           ---------------------------

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         Based on the closing sales price of March 7, 2003, the aggregate market value of the Common Stock held by non-affiliates was $9,773,673 (3,215,024 shares estimated to be held by non-affiliates). Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

The number of shares outstanding of the registrant's par value $0.001 Common Stock as of March 7, 2003 was 7,059,143.

                             Nevada Chemicals, Inc.

                                Table of Contents



         Part I                                                                                Page No.
                                                                                               --------
             Item 1.     Business                                                                 1
             Item 2.     Properties                                                               3
             Item 3.     Legal Proceedings                                                        3
             Item 4.     Submission of Matters to a Vote of Security Holders                      3

         Part II
             Item 5.     Market for Registrant's Common Stock and Related
                            Stockholder Matters                                                   4
             Item 6.     Selected Financial Data                                                  5
             Item 7.     Management's Discussion and Analysis of Financial Condition
                            and Results of Operations                                             6
             Item 7A.    Quantitative and Qualitative Disclosure about Market Risk               10
             Item 8.     Financial Statements and Supplementary Data                             10
             Item 9.     Disagreements with Accountants on Accounting and Financial
                            Disclosure                                                           10

         Part III
             Item 10.    Directors and Executive Officers of the Registrant                      11
             Item 11.    Executive Compensation                                                  12
             Item 12.    Security Ownership of Certain Beneficial Owners and
                            Management                                                           14
             Item 13.    Certain Relationships and Related Transactions                          15
             Item 14.    Controls and Procedures                                                 15

         Part IV
             Item 15.    Exhibits, Financial Statement Schedules, and Reports on
                            Form 8-K                                                             15
             Signatures                                                                          17
             Certifications                                                                      18


PART I

Item 1.           Business

General

         Nevada Chemicals, Inc., a Utah corporation organized in 1979 (the "Company"), supplies chemicals to the gold mining industry in the western United States, primarily through its ownership in Cyanco Company ("Cyanco"). Winnemucca Chemicals, Inc. ("Winnemucca Chemicals"), a wholly owned subsidiary of the Company, has a 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.

         In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its explosives business (the "Explosives Business") to Union Espanola de Explosivos S.A. and certain of its subsidiaries ("UEE"). In connection with this transaction, the name of the Company was changed from Mining Services International Corporation to Nevada Chemicals, Inc.

         In addition to income from Cyanco operations, the Company received income during 2002 from the lease of its office building to a subsidiary of UEE through November 2002, proceeds from the sale of the office building in November 2002, proceeds from the sale of the assets of the Company's joint venture in West Africa, principal and interest on short and long term notes receivable from UEE and its subsidiaries, and investment income on the Company's cash and cash equivalents and short-term investments.

Cyanco Joint Venture Interest

         Cyanco is a 50/50 joint venture between the Company and Degussa Corporation, a wholly owned subsidiary of Degussa A.G., a German company ("Degussa"), that produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant. Cyanco services the western U.S. gold mining area, primarily located in Nevada, selling sodium cyanide for use in leaching precious metals in mining operations. There are principally two types of products marketed to gold mines for the leaching process: (1) a solid "briquette" sodium cyanide product which requires handling and physical dissolution before use and
(2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes to the mining customer ready to use. The manufacturing cost for the liquid product is lower than for solid product when drying, handling, re-dissolution and chemical adjustment costs at the mine site are taken into account.

         Since the liquid product is shipped by truck from the plant to the mine site in a solution of about 30% sodium cyanide and 70% water, freight costs for liquid sodium cyanide are significant and shipping must be managed carefully, both in terms of cost and safety and environmental protection. Cyanco has a contract for this service with an Omaha, Nebraska company that utilizes dedicated equipment specifically designed for Cyanco. The transportation equipment includes trucks equipped with linked satellite communication systems for security purposes.

         With the 1998 addition of a second production unit, Cyanco has an annual liquid sodium cyanide production capacity of approximately 85 million pounds. During 2002, the Company had primary responsibility for Cyanco's production and delivery, and Degussa had primary responsibility for the joint venture's marketing and sales activities.

         Over the past five years, the market price of gold hit a low of $252.80 per ounce on July 20, 1999. Subsequent to that date, the price of gold increased steadily beginning in the late spring of 2001 and peaking on February 5, 2003 at $382.10 per ounce. The price of gold has recently decreased, and on March 7, 2003 was approximately $350.00 per ounce. If the price of gold stabilizes at these higher values, the gold mining community may be induced to expand exploration and production activities. In such event, gold production in Cyanco's market area should remain relatively stable or possibly increase in the foreseeable future.

         Competition and Purchase of FMC Sodium Cyanide Business

         Cyanco historically represented one of three sources of sodium cyanide in the western United States. The world market for briquette or dry-form sodium cyanide is dominated by E.I. DuPont Nemours ("DuPont"). Domestically, Cyanco competed with DuPont and also with FMC Corporation ("FMC"), which has marketed and delivered liquid sodium cyanide in the same geographic area as Cyanco.

         In March 2002 Cyanco announced that it had reached agreement with FMC to purchase the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its 12-year role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. The FMC supply contracts acquired by Cyanco are with several key Nevada gold mining operations. According to Cyanco estimates, the business purchased represents approximately 25,000 tons of additional sodium cyanide business for Cyanco during the lifetime of the contracts, which vary from approximately four years to the life of certain gold mines. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers and storage tanks.

         As a result of the FMC transaction, Cyanco will compete primarily with DuPont to supply sodium cyanide to the Nevada gold mining industry. The Company believes that the important competitive factors in the sodium cyanide market are location, service and quality. However, as gold prices fluctuate, the price of sodium cyanide has become a significant competitive factor. Cyanco has had to meet competitive demands, and has been able to achieve results by being creative and service-oriented and offering competitive pricing.

         Dependence on Customers

         Since most of Cyanco's cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A loss of one or more customers could adversely affect future sales. Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation. However, such losses are not currently expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in periods of fluctuating market prices of gold.

         Patents, Trademarks and Licenses

         In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc., a Japanese corporation, in consideration for payment of a one-time license fee, a perpetual license for a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco plant. The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco plant, and is materially important to the plant's operation. The Company's historical research and development expenditures were primarily related to the discontinued Explosives Business. However, the Company developed a patent issued during 2000 for the production and transportation of a "wet-cake" cyanide product which may be used by Cyanco in expanding its freight-logical market. There has not been any customer-sponsored research and development.

         Raw Materials

         Cyanco has historically not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its products. In the present environment, raw material availability could be impacted for short periods of time, but Cyanco does not expect significant difficulty in obtaining raw materials for the longer term. Cyanco must compete with other markets for a major portion of its raw materials (ammonia, caustic soda, natural gas and electricity). The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural and other commercial users. Cyanco has entered into long-term contracts for transportation of natural gas to the Cyanco facility. Cyanco has not had significant difficulty in obtaining the other necessary raw materials since there are alternative sources of supply. Cyanco has experienced, however, wide fluctuations in the cost of raw materials driven by the cost of natural gas, which in turn impacts the price and availability of ammonia and caustic soda. It is Cyanco's intent wherever possible to continue to pass short-term raw material price fluctuations on to its client base in order to maintain profitability. However, not all of the supply relationships include such cost sharing provisions.

         Employees

         The Company currently employs two individuals and one part-time consultant at its corporate offices. Cyanco has 28 employees at its plant in Winnemucca, Nevada. The Company and Cyanco consider relations with their employees to be positive.

         Environmental Compliance

         Cyanco is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of sodium cyanide and related raw materials. In preparation for the manufacture and sale of liquid sodium cyanide at the Cyanco plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers and development of an emergency response plan in the event of a hazardous materials spill. Cyanco's processes are designed such that no liquid discharge is created during the manufacture of its product. Compliance with such laws, rules and regulations on an ongoing basis is not expected to require additional material capital expenditures in the short-term.

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


Item 2.           Properties

         The Company currently leases office facilities comprised of 1,325 square feet and located at 9149 South Monroe Plaza Way, Sandy, Utah under a one year lease agreement.

         The property and facilities of Cyanco are deemed adequate and suitable for its operations.

Item 3.           Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

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

                                                          Closing Prices
                                                          --------------

                                                     High             Low
                                                     ----             ---

                  2001     First Quarter             $2.88            $1.34
                           Second Quarter            $1.75            $1.00
                           Third Quarter             $1.40            $ .90
                           Fourth Quarter            $2.08            $1.10


                  2002     First Quarter             $2.50            $1.30
                           Second Quarter            $4.00            $2.35
                           Third Quarter             $3.15            $2.65
                           Fourth Quarter            $3.39            $2.45


               On March 7, 2003, the closing quotation for the common stock on NNM was $3.04 per share. As reflected by the high and low prices on the foregoing table, the trading price of the Common Stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, fluctuations in the price of gold, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.


                  (b) Approximate number of equity security holders. The approximate number of record holders of the Company's Common Stock as of March 7, 2003 was 550, which does not include shareholders whose stock is held through securities position listings.

                  (c) Dividends. The Company paid no dividends for the years ended December 31, 2002, 2001 and 2000. Payment of dividends is within the discretion of the Company's Board of Directors and there are no material restrictions that limit the Company's ability to pay dividends on the Common Stock.

Item 6.           Selected Financial Data

         The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2002 were derived from audited financial statements of the Company and its consolidated subsidiaries. The financial statements as of and for each of the fiscal years in the five year period were audited by Tanner + Co., independent public accountants. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes thereto.

                                                                    Year Ended December 31,
                                                             (in thousands except per share amounts)
                                                    -------------------------------------------------------
                                                     2002        2001        2000        1999        1998
Results of Operations Data (1):

   Operating revenues                               $ 3,912     $ 2,533     $ 2,066     $ 2,880     $ 5,101
   Income from continuing
      operations before extraordinary
      item                                            2,128       1,007         795         817       2,801
   Extraordinary item-extinguishment of debt              -           -           -       1,599           -
   Income (loss) from discontinued
      operations                                          -        (821)     (4,826)     (1,691)      1,071
   Net income (loss)                                  2,128         186      (4,301)        725       3,872

   Earnings (loss) per common
      share - diluted:
      Income from continuing
         operations before extraordinary
         item                                       $  0.29     $  0.14     $  0.11     $  0.11     $  0.38
      Extraordinary item                                  -           -           -        0.22           -
      Income (loss) from discontinued
         operations                                       -       (0.11)      (0.66)      (0.23)       0.14
      Net income (loss)                                0.29        0.03       (0.55)       0.10        0.52

   Cash dividends declared per
      per common share                              $     -     $     -     $     -     $ 0.025     $ 0.025

Balance Sheet Data:

   Total Assets                                     $24,692     $23,661     $22,590     $29,986     $30,706
   Long-term debt                                         -           -           -           -           -
   Stockholders' equity                              22,011      20,314      20,245      24,351      24,077


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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         On November 8, 2001, the shareholders of the Company approved the sale of the Explosives Business pursuant to an Asset Purchase Agreement between the Company and UEE. The Company entered into the agreement on November 30, 2000 and consummated the sale on November 15, 2001. The sale of the Explosives Business is accounted for as a discontinued operation, and accordingly, the operating results for the Explosives Business in the accompanying financial statements for the years ended December 31, 2001 and 2000 have been presented as discontinued operations.

         Continuing operations reported in the statements of operations for all periods presented consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, management fee income from Cyanco, investment income on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the years ended December 31, 2002, 2001 and 2000 is presented in Note 11 to the Company's consolidated financial statements. Separate audited financial statements of Cyanco are included in this report as
Exhibit 99.1.

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

         The following discussion of results of operations includes only continuing operations. For discussions of historical results of operations of the discontinued explosives business, refer to the Company's previous annual or quarterly filings for 2001 and 2000.

Results of Operations

         2002 vs. 2001

         Equity in earnings of joint ventures, all of which was attributable to Cyanco operations, increased $1,253,000, or 61%, in the year ended December 31, 2002 compared to the year ended December 31, 2001. Cyanco revenues increased $865,000, or 3%, in 2002 compared to 2001. The increase in Cyanco revenues is due primarily to the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC and increased sales to existing customers in response to increased mining activity resulting from higher prices of gold. The increase in revenues was tempered somewhat by lower sales prices to some customers due to market pressures and to certain contracts containing cost plus pricing, since the cost of certain key raw materials decreased from levels experienced in 2001. Even with the increase in revenues and resultant production increases, Cyanco costs and expenses decreased $1,641,000, or 6% in 2002 compared to 2001. The decrease in operating costs resulted primarily from improvement in variable manufacturing costs as the cost of certain key raw materials decreased. As a result, Cyanco net income before taxes increased $2,506,000, or 61% during 2002 compared to 2001.

         Management fee revenue from Cyanco increased to $460,000 in 2002 compared to $443,000 in 2001 due to the increased revenues of Cyanco.

         Other operating revenues increased to $136,000 in 2002 compared to $27,000 in 2001. The increase is attributable to rental income from an office building owned by the Company that commenced in November 2001. The office building was sold in November 2002.

         Other income increased to $950,000 in 2002 compared to $86,000 in 2001. The Company realized a total gain on the sale of assets of $680,000 in 2002, of which $220,000 related to the sale of the office building and $460,000 related to the Company's share of proceeds from the sale of the assets of the Company's joint venture in West Africa. The remaining increase in other income in 2002 was attributed to interest and investment income earned on the Company's cash equivalents and short-term investments.

         General and administrative expenses increased $241,000 or 24%, in 2002 compared to 2001. This increase is due primarily to $206,000 of compensation expense incurred in 2002 to two members of the Company's Board of Directors, $103,000 each for services and the directors' surrender of all their outstanding stock options. Also, an additional $214,000 in bad debt expense was recorded in 2002 related to net notes and accounts receivable estimated to be uncollectible by UEE that were assigned back to the Company by UEE pursuant to the terms of the agreement to sell the Explosives Business. The Company will continue to aggressively pursue collection of the assigned receivables.

         2001 vs. 2000

         Equity in earnings of joint ventures, consisting primarily of the Company's equity in earnings of Cyanco, increased $356,000 or 21% for the year ended December 31, 2001 compared to equity in earnings reported for the year ended December 31, 2000. Cyanco revenues increased $6,806,000, or 30%, in 2001 compared to 2000 as the result of increases in both volume and prices realized with existing customers. Cyanco costs and expenses increased $6,095,000, or 31%, primarily due to the increase in sales volume and due to the increase in the cost of certain key raw materials in 2001. As a result, Cyanco net income before taxes increased $711,000, or 21% during 2001 compared to 2000.

         Management fee revenue from Cyanco increased to $443,000 in 2001 compared to $342,000 in 2000 due to the increased revenues of Cyanco.

         General and administrative expenses increased $53,000 or 6% in 2001 compared to 2000, with the increase due to costs of relocating to the Company's new office facilities in December 2001, increases in the cost of managing the Cyanco joint venture, and cost of administering the post-closing transition of the sale of the Explosives Business.

Liquidity and Capital Resources

         As part of the purchase of the Explosives Business in November 2001, UEE assumed all long-term debt of the Company. During 2002, the Company incurred no new long-term debt. Therefore, at December 31, 2002, the liabilities of the Company consisted only of current liabilities and deferred income taxes. Current liabilities at December 31, 2002 consisted of trade accounts payable of $10,000 and accrued expenses of $1,087,000. These current liabilities compare favorably to total current assets of $11,097,000 at December 31, 2002. Current assets were comprised primarily of cash and cash equivalents of $6,612,000 and short-term investments that are available for sale of $4,026,000.

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

         Net cash used in operating activities for the year ended December 31, 2002 was $(1,010,000) compared to net cash used in operating activities of $(791,000) for the year ended December 31, 2001. This increase in net cash used in operations is due primarily to the reduction of accounts payable and accrued expenses of $776,000 in 2002 and compensation expense of $203,000 paid to two members of the Company's Board of Directors.

         Net cash provided by investing activities for the year ended December 31, 2002 was $1,032,000 compared to net cash provided by investing activities of $6,536,000 for the year ended December 31, 2001. In 2002, the Company received net proceeds from the sale of its office building of $1,096,000 and net proceeds from the sale of the assets of its West Africa joint venture of $460,000. The Company also received $3,000,000 in distributions from Cyanco and net collections of notes receivable from UEE of $489,000 in 2002. These principal sources of cash from investing activities were offset in 2002 by the purchase of short-term investments of $(4,013,000). In 2001, net cash realized from the sale of the Explosives Business was $5,203,000 ($6,350,000 received net of $1,147,000 included in net assets sold) and distributions received from joint ventures, primarily Cyanco, were $1,442,000. The Company purchased property and equipment totaling $(542,000) in 2001, most of which was purchased prior to the sale of the Explosives Business.

         Net cash used in financing activities for the year ended December 31, 2002 was $(421,000) compared to net cash used in financing activities of $(847,000) for the year ended December 31, 2001. The net cash used in financing activities in 2002 consisted of $(421,000) used to purchase treasury stock. In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding shares of common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. As part of the stock repurchase program, the Company repurchased and retired 146,797 common shares in 2002. The net cash used in financing activities in 2001 consisted of $(519,000) used to purchase treasury stock and $(328,000) net reduction of debt. Substantially all of the purchase of treasury stock in 2001 was from former officers and employees as part of the sale of the Explosives Business.

         The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phase of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in income taxes payable at December 31, 2002 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not exceed the current estimate.

         The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the year ending December 31, 2003.

Critical Accounting Policies

         Our critical accounting policies include the following:

                o  Investment in Cyanco
                o  Discontinued Operations
                o  Short-Term Investments

         Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. The Company accounts for its investment in Cyanco using the equity method of accounting. Equity in earnings of Cyanco is based on the Company's 50% ownership in Cyanco and is calculated and recognized at the end of each month. Management fees from Cyanco are recognized monthly and are calculated as a percentage of Cyanco revenues based on a management agreement with Cyanco. Summarized financial information for Cyanco is included in Note 11 to the consolidated financial statements of the Company. See also the separate audited financial statements of Cyanco included in this report as Exhibit 99.1.

         In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its Explosives Business to UEE. The sale of the Explosives Business is accounted for as a discontinued operation, and accordingly, the operating results for the Explosives Business in the accompanying financial statements for the years ended December 31, 2001 and 2000 have been presented as discontinued operations.

         The Company's current assets at December 31, 2002 were comprised primarily of cash and cash equivalents of $6,612,000 and short-term investments of $4,026,000. Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. The short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses are included in the consolidated statement of operations.

Forward Looking Statements

         Within this Annual Report on Form 10-K, including the discussion in this Item 7, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which, could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks. Consequently, the actual results could differ materially from those indicated in the statements made.

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

         A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments. However, the Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. Changes in the interest rates are not expected to have a material impact on the Company's consolidated results of operations.

         The Company has no foreign operations and is currently not exposed to material risks from changes in foreign currency.



Item 8.           Financial Statements and Supplementary Data.

         The financial statements of the Company and of Cyanco required by this Item are contained in a separate section of this report. See "Index to Financial Statements" on Page F-1 and the separate financial statements of Cyanco included as Exhibit 99.1

         The following table presents quarterly financial data for each of the four quarters in the years ended December 31, 2002 and 2001. The amounts have been restated for periods prior to the sale of the Explosives Business on November 15, 2001 to report operating results using discontinued operations accounting.

Amounts in thousands                             2002                                          2001
  (except per share amounts)        Q1       Q2        Q3         Q4               Q1       Q2       Q3        Q4

Revenues                         $  472   $  845    $ 1,446    $ 1,149          $  318   $ 549     $ 860    $  806

Net income from
   continuing operations            208      676        644        600              57      265       292      393

Income (loss) from
   discontinued operations            -        -          -          -            (457)     129      (938)     445

Net income (loss)                   208      676        644        600            (400)     394      (646)     838

Earnings (loss) per common
   share - diluted:
   Continuing operations         $ 0.03   $ 0.09     $ 0.09     $ 0.08          $ 0.01   $ 0.04    $ 0.04   $ 0.06
   Discontinued operations            -        -          -          -           (0.06)    0.01     (0.13)    0.06
   Net income (loss)               0.03     0.09       0.09       0.08           (0.05)    0.05     (0.09)    0.12


Item 9.           Disagreements with Accountants on Accounting and Financial
                  Disclosure.

         None.

PART III

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

         E. Bryan Bagley, 39, was appointed a director on June 28, 2000. Since November 2002, Mr. Bagley has been a private investor. From December 1991 to November 2002, Mr. Bagley was a market maker for Wilson-Davis & Company. Prior to that position, he was a trader for Covey & Co. and Bagley Securities. Mr. Bagley graduated from the University of Utah in 1987 with a Bachelor of Science degree in Economics. Mr. Bagley was appointed Chairman of the Board of Directors on December 28, 2001.

         Nathan L. Wade, 74, has been a director since June 1989. Since 1953, Mr. Wade has been a director and principal owner of Nate Wade Subaru, 1207 South Main, Salt Lake City, Utah 84111, a Utah automobile dealership for new and used automobiles.

         Dr. John T. Day, 63, has been our President and Chief Executive Officer since April 1993. He was one of our founders and, from 1979 to 1993, was Executive Vice President with responsibility for plant design, operations, equipment design and construction, and new product development. Dr. Day was appointed to our Board of Directors on November 10, 1986. Dr. Day obtained a B.S. degree in Chemical Engineering from the University of Utah in 1964 and obtained a Sc.D. degree from MIT in 1972.

         James E. Solomon, 53, CPA, was appointed a director in March 2000. Mr. Solomon is owner and chief executive officer of Solomon Advisory Services, a firm that specializes in maximizing value for small to mid-size companies. Mr. Solomon was formerly a financial manager at Exxon Corporation from 1972 to 1980. From 1980 to 1983, Mr. Solomon was Vice President of Farm Management Company, one of the world's largest agricultural companies. Since 1983, Mr. Solomon has been self-employed and is an Adjunct Professor at the Graduate School of Business at the University of Utah and serves as a director of TruDynamics International, Inc.

         Frances M. Flood, 46, was appointed as one of our directors on June 28, 2000. From June of 1998 to January 2003, Ms. Flood served as Chief Executive Officer and a director of ClearOne Communications, a publicly-held corporation. Ms. Flood joined ClearOne in October of 1996 as Vice-President of Sales and Marketing and previously served as President of ClearOne, beginning in December of 1997. Prior to joining ClearOne, Ms. Flood was Area Director of Sales and Marketing for Ernst & Young, LLP, an international accounting and consulting firm. Ms. Flood graduated from Thomas Edison State College with a BSBA degree in Banking and Finance. Ms. Flood also serves as a director of Sound Tube, a privately-held company based in Park City, Utah. Ms. Flood resigned from the Board's audit committee in January 2003 and is currently on administrative leave from the Company's Board of Directors.

         M. Garfield Cook, 62, was appointed to the Board of Directors in January 2003. Mr. Cook served as Co-Chairman of the Board from April 2000 to December 2001. From 1972 to 1989 Mr. Cook served as a director and President and Chief Executive Officer of IRECO Chemicals, an industrial explosives company. Mr. Cook has served on the boards of a number of corporations involved in the chemicals, explosives, and mining industry. He is a past Chairman of the Institute of Makers of Explosives in Washington, D.C. From 1989 to 1995 Mr. Cook was Chairman of Non-Invasive Medical Technology Corporation, and from 1991 to 1995, he also served as Chairman of In-Line Diagnostics Corporation. Mr. Cook is a graduate of the University of Utah in Physics.

         (b) Information regarding Executive Officers.

         In addition to Dr. Day, currently the only executive officer is Dennis
P. Gauger, CPA, Chief Financial Officer, who has served the Company since November 2001.

         Mr. Gauger, 51, is a licensed Certified Public Accountant in Utah and Nevada. He has served several public and private companies as a financial executive, corporate troubleshooter and consultant. Mr. Gauger worked for Deloitte & Touche LLP, an international accounting and consulting firm, for 22 years, including 9 years as an accounting and auditing partner, where he directed domestic and international firm interactions with senior executive management, audit committees, and boards of directors. He has a background in SEC accounting and reporting, mergers and acquisitions, technical accounting issues, financing and operations. He has experience in several industries, including manufacturing, high technology, software, internet, retail and distribution, financial services, hospitality, mining and real estate.


         (c) Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than ten percent of a registered class of the Company's stock, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and persons who own more than ten percent of the Company's stock, are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all forms required by Section 16(a), including amendments thereto, were timely filed. The Company issues monthly reminders to each executive and director of the Company to help ensure timely filing of reports promulgated under Section 16(a) of the Exchange Act.


Item 11.          Executive Compensation

         Set forth below is information concerning the annual and long-term compensation for services in all capacities to the Company and its affiliates for the fiscal years ended December 31, 2002, 2001 and 2000 paid to the Chief Executive Officer (the "Named Executive Officer"). No other officers were paid in excess of $100,000 during the fiscal year ended December 31, 2002.

     Compensation of Executive Officers

         The following table summarizes compensation received by the Named Executive Officer for the three fiscal years ended December 31, 2002, 2001 and 2000.

                                                                                        Long-Term Compensation
                                                Annual Compensation            Restricted    Securities
                                                              Other Annual       Stock       Underlying      All Other
                                         Salary     Bonus     Compensation       Awards        Options     Compensation
      Name and Position         Year       $          $           $ (1)             $             #            $ (2)

Dr. John T. Day                 2002      175,000          -          13,776              -             -           3,600
   President and Chief          2001      175,000          -          21,861              -        30,000           3,600
   Executive Officer            2000      175,000          -          14,452              -        49,500           4,155

(1) Includes life and disability insurance premiums paid, medical reimbursement payments and personal mileage on company-owned vehicles.

(2) Includes matching contributions made by the company on behalf of Dr. Day pursuant to the Company's Profit Sharing 401(k) Plan (the "Plan").

                      Option/SAR Grants in Last Fiscal Year
                      -------------------------------------

         No stock options were granted during the fiscal year ended December 31, 2002.


              Aggregated Option/SAR Exercises in Last Fiscal Year and Fiscal
                           Year End Option/SAR Values
              --------------------------------------------------------------

         The following table sets forth the aggregate value of unexercised options to acquire shares of common stock held by the Named Executive Officer on December 31, 2002. There were no options exercised by the Named Executive Officer during the fiscal year ended December 31, 2002.

                            Shares                          Options/SARs           Options/SARs
                          Acquired on      Value           at FY-End (#)          at FY-End ($)
                           Exercise      Realized           Exercisable/           Exercisable/
          Name                 #             $             Unexercisable        Unexercisable (1)
---------------------------------------------------------------------------------------------------

Dr. John T. Day                 -             -              79,500 / -            146,139 / -


(1) Reflects the difference between the exercise price of the options granted and the value of the common stock on December 31, 2002. The closing price of the common stock on December 31, 2001, as reported by NASDAQ was $3.30.

     Compensation of Directors

         During 2002, the non-employee directors each received monthly payments of $600 as compensation for serving on the Board of Directors, or $7,200 for a full year of service. In addition, the non-employee directors receive $1,000 per Board meeting attended and are reimbursed for time spent on extra Board-approved assignments at a per-diem rate of $1,000 per day. During 2002 no per diem compensation was paid to the current directors. Employee members of the Board of Directors receive no additional compensation for attendance at meetings of the Board of Directors.

         During the third quarter of 2002, the Board of Directors of the Company approved a payment of $103,000 each to directors James E. Solomon and Frances M. Flood for services and their surrender of all their outstanding stock options (79,500 options each).

         No stock options were granted to directors during the fiscal year ended December 31, 2002.

Item 12.         Security Ownership of Certain Beneficial Owners and Management.

         The following tabulation shows, as of March 7, 2003, the number of shares of common stock, par value $0.001, owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) Named Executive Officer and (d) all of our Officers and Directors as a group:

                                                                                Amount and Nature of
                                                                              Beneficial Ownership (1)
                                                                        -------------------------------------
Name and Address of Beneficial Owner                                              Shares             Percent

E. Bryan Bagley
1470 Arlington Dr.
Salt Lake City, Utah 84103                                                     2,141,034 (2)           29.4%

Dr. John T. Day
5 Dawn Hill
Sandy, Utah 84092                                                                597,068 (3)            8.2%

Edward Dallin Bagley
2350 Oakhill Drive
Salt Lake City, Utah 84124                                                       539,441                7.4%

Dr. Lex L. Udy
4597 Ledgemont Drive
Salt Lake City, Utah 84124                                                       529,309                7.3%

Nathan L. Wade
1207 South Main Street
Salt Lake City, Utah 84111                                                       255,767 (4)            3.5%

All Officers and Directors as
  a group (7 persons)                                                          2,993,869               41.1%

-------------------------------------------------------------------------------------------------------------

         (1) Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person. The total number of outstanding shares included in the computation of percentages is 7,059,143 plus 218,500 options which are exercisable by executives and directors within 60 days. The current directors and officers of the Company not named above, James Solomon, Frances Flood, G. Garfield Cook, and Dennis Gauger, Chief Financial Officer, do not own shares or options to purchase shares in the Company.
         (2) Includes 1,883,287 shares held by the BLA Irrevocable Investment Trust of which Mr. Bagley is a co-Trustee with a sister, Lisa Higley, and 69,500 options currently exercisable by Mr. Bagley.
         (3)  Includes 79,500 options currently exercisable by Dr. Day.
         (4) Includes shares held in an IRA account for the benefit of Mr. Wade's spouse and shares held by Mr. Wade's family members residing in his home; also included are 69,500 options currently exercisable by Mr. Wade.

Item 13.          Certain Relationships and Related Transactions.

         During the year ended December 31, 2002, Dr. John T. Day repaid a loan from the Company with total principal and interest due of $22,838 through the transfer to the Company of 5,709 shares of the Company's common stock. The indebtedness was repaid with the shares at their current market value in accordance with the terms of the original note agreement. The shares were subsequently retired by the Company.


Item 14.          Controls and Procedures

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


PART IV


Item 15.       Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

         (a)  The following documents are filed as a part of this report:

              1. The audited financial statements of the Company and the report of independent certified public accountants required in Part II, Item I are included on pages F-1 to F-23.

              2. Also included as financial statement schedules to this Annual Report on Form 10-K as Exhibit 99.1 are the audited financial statements of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants. No other required financial statement schedules are listed because they are not applicable or the required information is shown in the Company's financial statements or notes thereto.

              3.     Exhibits:

                     3.1 Amendment to Articles of Incorporation to reflect the one-for-five reverse stock split which became effective June 15, 1987 (Incorporated herein by reference from the Form 10-KSB filed by the Company for the fiscal year ended December 31, 1987.) Articles of Incorporation (Incorporated herein by reference from Form 10-KSB filed by the Company for the fiscal year ended December 31, 1985).

                     3.2 Amendment to Articles of Incorporation to reflect the name change to Nevada Chemicals, Inc. (Incorporated herein by reference from Form 10-K filed by the Company for the fiscal year ended December 31, 2001).

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

                     21     List of Subsidiaries (this filing).

                     23 Independent Auditors' Consent of Tanner + Co. (this filing).

                     99.1 The financial statements for the fiscal year ended December 31, 2002 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants (this filing).

                     99.2 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbannes - Oxley Act of 2002 (this filing).

                     99.3 Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbannes - Oxley Act of 2002 (this filing).

         (b) The Company did not file any reports on Form 8-K during the fourth quarter of fiscal year 2002.

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

                                                     Date:  March 18, 2003


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signatures            Capacity in Which Signed                   Date
     ----------            ------------------------                   ----

   /s/ Bryan Bagley        Chairman of the Board of Directors     March 18, 2003
-------------------
Bryan Bagley


   /s/ John T. Day         President, Chief Executive Officer     March 18, 2003
------------------         and Director (Principal Executive
John T. Day                Officer)


   /s/ James Solomon       Director                               March 18, 2003
--------------------
James Solomon


   /s/ Nathan L. Wade      Director                               March 18, 2003
---------------------
Nathan L. Wade


   /s/ G. Garfield Cook    Director                               March 18, 2003
-----------------------
G. Garfield Cook


   /s/ Dennis P. Gauger    Chief Financial Officer and            March 18, 2003
-----------------------    Principal Accounting Officer
Dennis P. Gauger

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002


         I, John T. Day, certify that:

         1. I have reviewed this annual report on Form 10-K of Nevada Chemicals, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 18, 2003                                /s/  John T. Day
--------------                                ---------------------------------
    (Date)                                    John T. Day, President (principal
                                              executive officer)

                      CERTIFICATION PURSUANT TO RULE 13A-14
               OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED,
                             AS ADOPTED PURSUANT TO
                 SECTION 302 OF THE SARBANES - OXLEY ACT OF 2002


         I, Dennis P. Gauger, certify that:

         1. I have reviewed this annual report on Form 10-K of Nevada Chemicals, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         (a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         (b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         (c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee or registrant's board of directors (or persons performing the equivalent function):

         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 18, 2003                                /s/  Dennis P. Gauger
------------------                            ----------------------------------
    (Date)                                    Dennis P. Gauger,
                                              Chief Financial Officer (principal
                                              financial and accounting officer)

Consolidated Financial Statements
December 31, 2002 and 2001

                                                          NEVADA CHEMICALS, INC.
                                      Index to Consolidated Financial Statements

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


Notes to consolidated financial statements                                   F-7


--------------------------------------------------------------------------------
                                                                             F-1

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Nevada Chemicals, Inc.


We have audited the consolidated balance sheet of Nevada Chemicals, Inc. as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Chemicals, Inc. as of December 31, 2002 and 2001, and the results of its operations and its cash flows for the years ended December 31, 2002, 2001, and 2000 in conformity with accounting principles generally accepted in the United States of America.



TANNER + CO.



Salt Lake City, Utah
February 5, 2003



                                                                                    NEVADA CHEMICALS, INC.
                                                                                Consolidated Balance Sheet
                                                                      (In thousands, except share amounts)

                                                                                              December 31,
----------------------------------------------------------------------------------------------------------

                                                                               2002             2001
                                                                         ---------------------------------
              Assets
              ------
Current assets:
     Cash and cash equivalents                                            $          6,612     $     7,011
     Short-term investments                                                          4,026               -
     Receivables                                                                        99           1,348
     Prepaid expenses                                                                   41              49
     Current portion of notes receivable                                               319             490
                                                                         ---------------------------------

                  Total current assets                                              11,097           8,898

Investment in and advances to joint ventures                                        12,919          12,603
Property, plant and equipment, net                                                      38             950
Notes receivable                                                                       407             965
Other assets                                                                           231             245
                                                                         ---------------------------------

                                                                          $         24,692     $    23,661
                                                                         ---------------------------------
----------------------------------------------------------------------------------------------------------

              Liabilities and Stockholders' Equity
              ------------------------------------

Current liabilities - accounts payable and accrued expenses               $          1,097     $     1,873

Deferred income taxes                                                                1,584           1,474
                                                                         ---------------------------------

                  Total liabilities                                                  2,681           3,347
                                                                          --------------------------------

Commitments and contingencies

Stockholders' equity:
     Common stock, $.001 par value, 500,000,000 shares
       authorized, 7,059,143 and 7,314,260 shares issued,
       2002 and 2001, respectively                                                       7               7
     Capital in excess of par value                                                  4,295           5,312
     Accumulated other comprehensive income                                             13               -
     Retained earnings                                                              17,696          15,568
     Treasury stock, 102,391 shares at cost in 2001                                      -           (573)
                                                                         ---------------------------------

                  Total stockholders' equity                                        22,011          20,314
                                                                         ---------------------------------

                                                                          $         24,692     $    23,661
                                                                         ---------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-3


                                                                                    NEVADA CHEMICALS, INC.
                                                                      Consolidated Statement of Operations
                                                        (In thousands, except share and per share amounts)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------

                                                                   2002           2001          2000
                                                             ---------------------------------------------
Revenue:
     Management fee from joint venture                        $           460     $     443     $      342
     Equity in earnings of joint ventures                               3,316         2,063          1,707
     Other                                                                136            27             17
                                                             ---------------------------------------------

                                                                        3,912         2,533          2,066

General and administrative expenses                                     1,256         1,015            962
                                                             ---------------------------------------------

Operating income from continuing operations                             2,656         1,518          1,104

Other income:
     Gain on sale of assets                                               680             -              -
     Other income                                                         270            86              -
                                                             ---------------------------------------------

                  Total other income                                      950            86              -
                                                             ---------------------------------------------

Income from continuing operations before
  provision for income taxes                                            3,606         1,604          1,104

Provision for income taxes                                             (1,478)         (597)          (309)
                                                             ---------------------------------------------

Income from continuing operations                                       2,128         1,007            795

Discontinued operations:
     Loss from discontinued operations of explosives
       business, net of income tax benefit of $214 in 2001
       and $1,879 in 2000                                                   -         (365)        (4,826)
     Loss on disposal of explosives business, including
       income taxes of $301                                                 -         (456)              -
                                                             ---------------------------------------------

Net income (loss)                                             $         2,128     $     186     $   (4,031)
                                                             ---------------------------------------------

Earnings (loss) per common share - basic:
     Continuing operations                                    $           .30     $     .14     $      .11
     Discontinued operations                                                -          (.11)          (.66)
                                                             ---------------------------------------------

                  Total                                       $           .30     $     .03     $     (.55)
                                                             ---------------------------------------------

Earnings (loss) per common share - diluted:
     Continuing operations                                    $           .29     $     .14     $      .11
     Discontinued operations                                                -          (.11)          (.66)
                                                             ---------------------------------------------

                  Total                                       $           .29     $     .03     $     (.55)
                                                             ---------------------------------------------

Weighted average number of shares outstanding:
     Basic                                                          7,174,000     7,301,000      7,314,000
                                                             ---------------------------------------------
     Diluted                                                        7,327,000     7,333,000      7,314,000
                                                             ---------------------------------------------

----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-4


                                                                                                            NEVADA CHEMICALS, INC.
                                                                                    Consolidated Statement of Stockholders' Equity
                                                                                              (In thousands, except share amounts)

                                                                                     Years Ended December 31, 2002, 2001, and 2000
----------------------------------------------------------------------------------------------------------------------------------

                                                                      Capital in    Accumulated
                                                    Common Stock        Excess        Other
                                                  ------------------    of Par    Comprehensive   Retained   Treasury
                                                   Shares    Amount      Value       Income       Earnings    Stock        Total
                                                 ---------------------------------------------------------------------------------

Balance at January 1, 2000                       7,314,260   $    7   $  5,312   $   (381)       $ 19,413    $    -      $  24,351

Comprehensive net income calculation:
     Net loss                                            -        -          -           -         (4,031)        -         (4,031)

Foreign currency translation adjustment, net             -        -          -         (75)             -         -            (75)
                                                                                                                         ---------
Comprehensive loss                                       -        -          -           -              -                   (4,106)
                                                 ---------------------------------------------------------------------------------

Balance at December 31, 2000                     7,314,260        7      5,312        (456)        15,382         -         20,245

Comprehensive net income calculation:
     Net income                                          -        -          -           -            186         -            186

Foreign currency translation adjustment, net             -        -          -         456              -         -            456
                                                                                                                         ---------
Comprehensive income                                     -        -          -           -              -         -            642
                                                                                                                         ---------
Purchase of treasury stock                               -        -          -           -              -      (573)          (573)
                                                 ---------------------------------------------------------------------------------

Balance at December 31, 2001                     7,314,260        7      5,312           -         15,568      (573)        20,314

Comprehensive net income calculation:
     Net income                                          -        -          -           -          2,128         -          2,128

Net unrealized gains on investments                      -        -          -          13              -         -             13
                                                                                                                         ---------
Comprehensive income                                     -        -          -           -              -         -          2,141
                                                                                                                         ---------
Purchase and retirement of treasury stock         (255,117)       -     (1,017)          -              -       573           (444)
                                                 ---------------------------------------------------------------------------------

Balance at December 31, 2002                     7,059,143   $    7   $  4,295   $      13       $ 17,696    $    -      $  22,011
                                                 ---------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                                                   F-5


                                                                                    NEVADA CHEMICALS, INC.
                                                                      Consolidated Statement of Cash Flows
                                                                                            (In Thousands)

                                                                                  Years Ended December 31,
----------------------------------------------------------------------------------------------------------


                                                                   2002           2001          2000
                                                             ---------------------------------------------

Cash flows from operating activities:
     Net income (loss)                                        $         2,128   $       186    $    (4,031)
     Adjustments to reconcile net income (loss) to net cash
       (used in) provided by operating activities:
         Depreciation and amortization                                     36           941          1,595
         Provision and reserves for losses on assets                      223             -            222
         Loss on sale of discontinued explosives business                   -           456              -
         Loss (gain) on disposal of assets                               (680)         (223)             1
         Equity in earnings of joint ventures                          (3,316)       (3,276)        (2,245)
         Impairment of assets                                               -             -          4,990
         Recognition of cumulative foreign currency
            translation adjustment                                          -           456              -
         Deferred income taxes                                            110          (580)          (354)
         (Increase) decrease in:
              Receivables                                               1,243           161         (1,711)
              Inventories                                                   -            94           (441)
              Prepaid expenses                                              8           (45)          (100)
              Other assets                                                 14          (131)          (233)
         Increase (decrease) in:
              Accounts payable and accrued expenses                      (776)        1,170          3,644
              Minority interest                                             -             -           (497)
                                                             ---------------------------------------------

                  Net cash (used in) provided by
                  operating activities                                 (1,010)         (791)           840
                                                             ---------------------------------------------

Cash flows from investing activities:
     Net cash received from sale of discontinued
       explosives business                                                  -         5,203              -
     Proceeds from the sale of assets                                   1,556           253             35
     Increase in notes receivable                                      (1,000)            -           (500)
     Payments on notes receivable                                       1,489           180             47
     Purchase of property, plant and equipment                              -          (542)        (2,945)
     Distributions from joint venture                                   3,000         1,442          2,000
     Investment in joint venture                                            -             -              3
     Purchase of short-term investments                                (4,013)            -              -
                                                             ---------------------------------------------

                  Net cash provided by (used in)
                  investing activities                                  1,032         6,536         (1,360)
                                                             ---------------------------------------------

Cash flows from financing activities:
     Proceeds from long-term debt                                           -           250          2,241
     Payments of long-term debt                                             -          (578)          (583)
     Purchase and retirement of treasury stock                           (421)         (519)             -
                                                             ---------------------------------------------

                  Net cash (used in) provided by
                  financing activities                                   (421)         (847)         1,658
                                                              --------------------------------------------

Net increase (decrease) in cash                                          (399)        4,898          1,138

Cash and cash equivalents, beginning of year                            7,011         2,113            975
                                                             ---------------------------------------------

Cash and cash equivalents, end of year                        $         6,612   $     7,011    $     2,113
                                                             ---------------------------------------------


----------------------------------------------------------------------------------------------------------
See accompanying notes to consolidated financial statements.                                           F-6

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)

                                               December 31, 2002, 2001, and 2000
--------------------------------------------------------------------------------

1.   Organization       Organization
     and                Nevada Chemicals, Inc. (the Company),  primarily through
     Significant        its  ownership  in  Cyanco  Company  (Cyanco),  supplies
     Accounting         chemicals  to the gold  mining  industry  in the  United
     Policies           States.    Winnemucca   Chemicals,    Inc.   (Winnemucca
                        Chemicals),  a wholly owned  subsidiary  of the Company,
                        has a fifty percent  interest in Cyanco, a non-corporate
                        joint  venture  engaged in the  manufacture  and sale of
                        liquid  sodium  cyanide.  The Company  accounts  for its
                        investment   in  Cyanco  using  the  equity   method  of
                        accounting. Summarized financial information for Cyanco is included in Note 11.

                        In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its explosives business to Union Espanola de Explosivos S.A. and certain of its subsidiaries (UEE). The explosives business is accounted for as a discontinued operation in the financial statements for the years ended December 31, 2001 and 2000.

                        Principles of Consolidation
                        The  consolidated   financial   statements  include  the
                        accounts of the Company, and its consolidated subsidiaries. All significant intercompany balances and transactions have been eliminated.

                        Cash and Cash Equivalents
                        For purposes of the statement of cash flows, cash and cash equivalents includes all cash and investments with original maturities to the Company of three months or less.

                        Short-term Investments
                        Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at December 31, 2002 consisted primarily of certificates of deposits at various financial institutions, and are classified by management as available for sale. The short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses are included in the statement of operations.

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Property, Plant and Equipment
     and                Property, plant and equipment are recorded at cost, less
     Significant        accumulated depreciation. Depreciation is computed using
     Accounting         the straight-line method over the estimated useful lives
     Policies           of the assets.  Expenditures for maintenance and repairs
     Continued          are  expensed   when   incurred  and   betterments   are
                        capitalized. Gains and losses on sale of property, plant and equipment are reflected in net income.

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

                        Income Taxes
                        Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation and undistributed earnings from joint ventures, which qualify under certain tax deferral treatment.

                        Stock - Based Compensation
                        At December 31, 2002, the Company has stock-based employee compensation plans, which are described more fully in Note 10. The Company accounts for those plans under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related Interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under those plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


1.   Organization       Stock - Based  Compensation  - Continued  The  following
     and                table  illustrates the effect on net income and earnings
     Significant        per share if the  Company  had  applied  the fair  value
     Accounting         recognition   provisions  of  FASB  Statement  No.  123,
     Policies           "Accounting    for   Stock-Based    Compensation,"    to
     Continued          stock-based employee compensation.


                                      For the Year Ended December 31,
                                 --------------------------------------------
                                     2002           2001          2000
                                 --------------------------------------------

 Net income (loss) - as          $      2,128   $       186   $        (4,031)
 reported

 Deduct:  total stock-based
    employee compensation
    determined under fair value
    based method for all
    awards, net of related
    tax effects                             -           (76)             (362)
                                 --------------------------------------------

 Net income (loss) - pro forma   $      2,128   $       110   $        (4,393)
                                 --------------------------------------------

 Earnings per share:
      Basic - as reported        $        .30   $       .03   $          (.55)
      Basic - pro forma          $        .30   $       .02   $          (.60)

      Diluted - as reported      $        .29   $       .03   $          (.55)
      Diluted - pro forma        $        .29   $       .02   $          (.60)
                                 --------------------------------------------

                        No options were granted in 2002.

                        The fair value of each option grant is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions:


                                                 December 31,
                                 --------------------------------------------
                                      2002         2001          2000
                                 --------------------------------------------

 Expected dividend yield         $          -   $         -   $           .01
 Expected stock price
   volatility                               -           62%               53%
 Risk-free interest rate                    -         4.66%                6%
 Expected life of options                   -       2 years         3-5 years

                        The weighted average fair value of options granted during 2001 and 2000 are $.45 and $.73, respectively.

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

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

                        The  shares  used in the  computation  of the  Company's
                        basic  and  diluted   earnings   (loss)  per  share  are
                        reconciled as follows:

                                      2002           2001          2000
                                 --------------------------------------------

 Weighted average number of
   shares outstanding - basic       7,174,000     7,301,000         7,314,000
 Dilutive effect of stock
 options                              153,000        32,000                 -
                                 --------------------------------------------

 Weighted average number of
 shares outstanding, assuming
   dilution                         7,327,000     7,333,000         7,314,000
                                 --------------------------------------------

                        Concentration of Credit Risk
                        At December 31, 2002, financial instruments which potentially subjected the Company to concentration of credit risk consisted primarily of cash and cash equivalents, short-term investments and receivables. Short-term investments consisted primarily of federally insured certificates of deposit at several financial institutions. Receivables consisted primarily of management fees from Cyanco and accrued interest on notes receivable. Management does not believe significant credit risk exists for these receivables at December 31, 2002.

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Concentration of Credit Risk - Continued
     and                The Company  maintains its cash and cash  equivalents in
     Significant        bank  deposit  accounts  which,  at  times,  may  exceed
     Accounting         federally   insured   limits.   The   Company   has  not
     Policies           experienced  any losses in such accounts and believes it
     Continued          is not  exposed to any  significant  credit risk on cash
                        and cash equivalents.

                        Use of Estimates in the Preparation of Financial Statements
                        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

                        Recent Accounting Pronouncements
                        In April 2002, the Financial  Accounting Standards Board
                        (FASB)  issued  SFAS  No.  145,   "Rescission   of  FASB
                        Statements  Nos.  4,  44,  and  64,  Amendment  of  FASB
                        Statement No. 13, and Technical Corrections." This statement requires the classification of gains or losses from the extinguishments of debt to meet the criteria of APB Opinion No. 30 "Reporting the Results of Operations--Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions" before they can be classified as extraordinary in the income statement. As a result, companies that use debt extinguishment as part of their risk management cannot classify the gain or loss from that extinguishment as extraordinary. The statement also requires sale-leaseback accounting for certain lease modifications that have economic effects similar to sale-leaseback transactions. The Company does not expect the adoption of SFAS 145 to have a material impact on its financial position or future operations.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

1.   Organization       Recent Accounting Pronouncements - Continued
     and                In  June  2002,  the  FASB  issued  Statement  No.  146,
     Significant        "Accounting  for Costs  Associated with Exit or Disposal
     Accounting         Activities." This standard,  which is effective for exit
     Policies           or disposal  activities  initiated  after  December  31,
     Continued          2002,   provides  new   guidance  on  the   recognition,
                        measurement and reporting of costs associated with these activities. The standard requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date a company commits to an exit or disposal plan. The adoption of SFAS No. 146 by the Company is not expected to have a material impact on the Company's financial position or future operations.

                        In December 2002, the FASB issued SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123," which is effective for all fiscal years ending after December 15, 2002. SFAS No. 148 provides alternative methods of transition for a voluntary change to fair value based method of accounting for stock-based employee compensation under SFAS No. 123 from intrinsic value based method of accounting prescribed by Accounting Principles Board Opinion No. 25. SFAS 148 also changes the disclosure requirement of SFAS 123, requiring a more prominent disclosure of the pro-forma effect of the fair value based method of accounting for stock-based compensation. The adoption of SFAS No. 148 by the Company did not have any impact on the Company's financial position or operations for the year ended December 31, 2002 and is not expected to have any impact on future operations.

                        Reclassifications
                        Certain amounts in the 2001 and 2000 consolidated financial statements have been reclassified to conform with classifications adopted in the current year.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------


2.   Short-Term
     Investments
                                                  Cost        Market Value
                                         ----------------------------------

        Certificates of deposit          $         3,884   $        3,897

        Other                                        129              129
                                         ----------------------------------

                                                   4,013            4,026

        Net unrealized gains                          13                -
                                         ----------------------------------

        Total                            $         4,026   $        4,026
                                         ----------------------------------

                        The certificates of deposits are issued by several banks and are individually federally insured up to $100 per certificate. All short-term investments at December 31, 2002 have scheduled maturities within one year. No realized gains or losses on short-term investments were recorded during 2002.


3.   Detail of
     Certain
     Balance
     Sheet
     Accounts                                            December 31,
                                               ------------------------------
                                                    2002           2001
                                               ------------------------------

        Receivables:
          Income tax refunds receivable         $         -   $      1,240
          Related party receivables
          (see Note 9)                                   52             37
         Other                                           47             71
                                               ------------------------------

                                                $        99   $      1,348
                                               ------------------------------

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

3.   Detail of
     Certain
     Balance
     Sheet
     Accounts
     Continued                                          December 31,
                                               ------------------------------
                                                    2002           2001
                                               ------------------------------
        Accounts payable and accrued
         expenses:
          Trade payables                        $        10   $        665
          Income taxes payable
           (see Note 14)                              1,040            924
          Other accrued expenses
           (see Note 14)                                 47            284
                                               ------------------------------

                                                $     1,097   $      1,873
                                               ------------------------------





4.   Notes              Notes  receivable  are  comprised  of  the  following at
     Receivable         December 31:

                                                      2002           2001
                                                 -------------------------------

 Unsecured note receivable from UEE, in annual
 installments of $200 plus interest at 8.5%       $          587   $      1,000

 Unsecured note receivable from a subsidiary of
 UEE, paid in full in January 2002 with interest
 at a defined average rate                                     -            200

 Unsecured note receivable from a subsidiary of
 UEE, in monthly installments of $10 including
 interest at 6.5%                                            139            229

 Notes receivable from officers of the Company                 -             26
                                                 -------------------------------

                                                             726          1,455
 Less current portion                                       (319)          (490)
                                                 -------------------------------

                                                  $          407   $        965
                                                 -------------------------------


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

4.   Notes              In connection with the sale of the explosives  business,
     Receivable         any  receivables,  less an agreed upon  reserve of $153,
     Continued          that  had not  been  collected  within  240  days of the
                        closing  date  (November  15,  2001)  were to be  offset
                        against  the note  receivable  from  UEE in the  reverse
                        order of  maturity.  During the year ended  December 31,
                        2002, the note  receivable  from UEE was reduced by $214
                        for  net  uncollected  notes  and  accounts   receivable
                        assigned  back to the Company by UEE.  The Company  will
                        continue  to  aggressively   pursue  collection  of  the
                        assigned receivables. Bad debt expense of $214 was included in general and administrative expenses for 2002.


5.   Property,          Property, plant and equipment consists of the following:
     Plant and
     Equipment                                    December 31,
                                         -------------------------------
                                               2002            2001
                                         -------------------------------

        Buildings, plant equipment and
         fixtures                        $          -      $         942
        Office equipment and fixtures              20                 20
        Vehicles                                   34                 34
        Land                                        -                107
                                         -------------------------------

                                                   54              1,103
         Less accumulated depreciation
         and amortization                         (16)              (153)
                                         -------------------------------

                                         $         38      $         950
                                         -------------------------------

6.   Gain on Sale       During the year ended  December  31,  2002,  the Company
     of Assets          sold its office  building for  approximately  $1,170 and
                        realized a gain of $220, which gain is included in gain on sale of assets.

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

6.   Gain on Sale       During the year ended December 31, 2002, the Company and
     of Assets          its  joint  venture  partner  completed  the sale of the
     Continued          assets of West Coast Explosives Limited, a joint venture
                        in West Africa.  Previously,  the Company  wrote off its
                        investment  in  this  joint  venture,  including  a note
                        receivable,   due  to  the  joint  venture's  continuing
                        operating losses. The Company's share of net cash proceeds from the sale of assets was approximately $460, which gain is included in gain on sale of assets.


7.   Income Taxes       The current  provision for income taxes  represents U.S.
                        federal income taxes, taxes withheld on royalties and other foreign income taxes.

                        The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                             Years Ended December 31,
                                   ---------------------------------------------
                                        2002           2001          2000
                                   ---------------------------------------------

 Federal income tax (provision) at
 statutory rate                     $      (1,406) $       (593) $        (408)
 Life insurance and meals                       1            (4)           (23)
 Other                                        (73)            -            122
                                   ---------------------------------------------

                                    $      (1,478) $       (597) $        (309)
                                   ---------------------------------------------

                        Total income tax benefit (provision) consists of the following:

 Current                            $      (1,368) $     (1,177) $        (663)
 Deferred                                    (110)          580            354
                                   ---------------------------------------------

                                    $      (1,478) $       (597) $        (309)
                                   ---------------------------------------------

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

7.   Income Taxes       Deferred  tax  assets (liabilities) are comprised of the
     Continued          following:

                                                   December 31,
                                         ----------------------------------
                                               2002            2001
                                         ----------------------------------

 Depreciation and amortization            $       (3,117) $        (3,049)
 Foreign tax and other credit
   carryforwards                                   1,523            1,575
 Other                                                10                -
                                         ----------------------------------

                                          $       (1,584) $        (1,474)
                                         ----------------------------------


8.   Supplemental       Actual amounts paid for interest and income taxes are as
     Cash Flow          follows:
     Information
                                          Years Ended December 31,
                               ----------------------------------------------
                                     2002           2001          2000
                               ----------------------------------------------

 Interest                        $            - $         519 $          509
                               ----------------------------------------------

 Income taxes                    $          470 $         508 $          127
                               ----------------------------------------------

                        During the year ended December 31, 2002:

                           o The Company retired 102,391 shares of treasury stock acquired in 2001 with a cost of $573.

                           o A note receivable from an officer of $23 was repaid by receipt by the Company of 5,709 shares of the Company's common stock valued at $23, which stock was subsequently retired.

                        During the year ended December 31, 2001:

                           o The Company reclassified accounts receivable of $229 to a note receivable due from UEE

                           o The Company reclassified interest receivable of $110 which was previously recorded as part of a note receivable from UEE to accounts receivable

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

8.   Supplemental          o   In  connection  with the  sale of its  explosives
     Cash Flow                 business  the Company  repurchased  common  stock
     Information               from a former  officer in  exchange  for  partial
     Continued                 repayment of a note receivable of $54

                           o The Company paid certain accrued expenses to an officer in exchange for forgiveness of a note receivable of $6

                           o The Company sold equipment to a joint venture in exchange for accounts receivable of $125

                           o As described in Note 16, the Company sold its explosives business to UEE in 2001. The following table summarizes the assets and liabilities sold, consideration received, and loss recognized on the sale:

                           Assets Sold and Liabilities Assumed by UEE

        Receivables, net                                       $          6,468
        Inventories                                                       2,154
        Other current assets                                                208
        Investments in and advances to joint ventures                     2,117
        Property, plant and equipment, net                                6,143
        Notes receivable from joint ventures                              1,070
        Other assets                                                        279
        Accounts payable and accrued expenses                            (7,340)
        Notes payable                                                    (6,278)
                                                               ----------------

               Net assets sold                                            4,821

        Consideration Received

        Notes receivable and accrued interest received                    1,310
        Net cash received (net of $1,147 sold)                            5,203
                                                               ----------------

               Gain before expenses of
                 sale and income tax effect                               1,692

        Expenses directly related to the sale                            (1,847)
        Provision for income taxes                                         (301)
                                                               ----------------

               Loss recognized on sale                         $          (456)
                                                               ----------------

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

9.   Related Party      During  the  year  ended   December  31,  2002,  a  note
     Transactions       receivable from an officer of $23 was repaid through the
                        transfer to the Company of 5,709 shares of the Company's common stock. The indebtedness was repaid with the shares at their current market value in accordance with the terms of the original note agreement.

                        The Company performs certain functions for Cyanco for which it receives a fee. Fees totaled $460, $443 and $342 for the years ended December 31, 2002, 2001, and 2000, respectively.

                        At  December   31,  2002  and  2001,   the  Company  had
                        receivables of $52 and $37, respectively, due from Cyanco.

                        As  of  December  31,   2001,   the  Company  had  notes
                        receivable from officers of the Company of $26 (see Note
                        4).

                        During the year ended December 31, 2002, the Company paid $103 each to two board members for services and the director's surrender of all their outstanding stock options.

                        As compensation for services rendered in connection with the sale of the explosives business in November 2001, the Company agreed to pay $160 and $103 to two former board members. $50 was paid to one former board member in 2001 and the remaining amounts were paid in January 2002.

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

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

10.  Non-Qualified      In connection with the sale of the explosive business to
     Stock Option       UEE on November 15, 2001,  substantially  all  employees
     Plan               terminated   their   employment  with  the  Company  and
     Continued          surrendered to the Company all  previously  issued stock
                        options. The Company's president and CEO and continuing members of the board of directors retained their stock options.

                        Information regarding the Option Plan is summarized below:

                                                                 Option
                                              Number of        Price Per
                                               Options           Share
                                           -----------------------------------

 Outstanding at January 1, 2000                     352,747 $    1.38 - 11.30
      Granted                                       376,000      1.44 -  2.31
      Exercised                                           -                 -
      Expired / forfeited                                 -                 -
                                           -----------------------------------

 Outstanding at December 31, 2000                   728,747      1.38 - 11.30
      Granted                                       170,000              1.21
      Exercised                                           -                 -
      Expired / forfeited                          (521,247)     1.38 - 11.30
                                           -----------------------------------

 Outstanding at December 31, 2001                   377,500      1.21 -  2.31
      Granted                                             -                 -
      Exercised                                           -                 -
      Expired / forfeited                          (159,000)     1.21 -  1.44
                                           -----------------------------------

 Outstanding at December 31, 2002                   218,500 $    1.21 -  2.31
                                           -----------------------------------

                        Options exercisable and available for future grant are as follows:

                                                December 31,
                                ----------------------------------------------
                                      2002           2001          2000
                                ----------------------------------------------

 Options exercisable                     218,500       377,500        524,510
 Options available for grant             604,207       445,207         93,960

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

10.  Non-Qualified      The following table summarizes  information  about stock
     Stock Option       options outstanding at December 31, 2002:
     Plan
     Continued
                        Options Outstanding             Options Exercisable
              ------------------------------------------------------------------
                             Weighted
                              Average
                 Number      Remaining    Weighted      Number      Weighted
   Range of    Outstanding  Contractual    Average    Exercisable    Average
   Exercise        At          Life       Exercise        At        Exercise
    Prices      12/31/02      (Years)       Price      12/31/02       Price
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

 $        2.31       10,000          .32 $       2.31       10,000  $      2.31
          1.44      118,500         2.59         1.44      118,500         1.44
          1.21       90,000         3.89         1.21       90,000         1.21
 -------------------------------------------------------------------------------
 -------------------------------------------------------------------------------

 $   1.21-2.31      218,500         3.11         1.38      218,500         1.38
 -------------------------------------------------------------------------------


11.  Significant        The Company  accounts for its 50% ownership  interest in
     Unconsolidated     Cyanco using the equity method of accounting. Summarized
     Affiliates         financial   information   of   Cyanco,   a   significant
                        unconsolidated affiliate of the Company, is as follows:

                                               December 31,
                               ----------------------------------------------
                                     2002           2001          2000
                               ----------------------------------------------

 Results for year:
      Gross revenues             $       30,632 $      29,767 $       22,961
      Gross profit               $        8,757 $       5,905 $        4,747
      Net income, before
        extraordinary item       $        6,632 $       4,126 $        3,415

 Company's 50% equity
   in earnings                   $        3,316 $       2,063 $        1,707

 Year-end financial
   position:
      Current assets             $        6,613 $       7,831
      Non-current assets         $       20,133 $      16,946
      Current liabilities        $        2,525 $       1,746
      Non-current liabilities    $          558 $           -

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

12.  Profit Sharing     The Company has a defined  contribution  profit  sharing
     Plan               plan,  which is qualified  under  Section  401(K) of the
                        Internal  Revenue  Code.  The plan  provides  retirement
                        benefits for employees  meeting  minimum age and service
                        requirements.  Participants  may contribute a percentage
                        of their gross  wages,  subject to certain  limitations.
                        The   plan   provides   for    discretionary    matching
                        contributions, as determined by the Board of Directors, to be made by the Company. The discretionary amount contributed to the plan by the Company for the years ended December 31, 2002, 2001, and 2000 was $4, $106 and
                        $80, respectively.

13.  Fair Value of      The Company's financial  instruments consist of cash and
     Financial          cash equivalents,  short-term investments,  receivables,
     Instruments        notes receivable,  and payables.  The carrying amount of
                        cash, receivables, and payables approximates fair value because of the short-term nature of these items. The carrying amount of short-term investments is based on market price and notes receivable approximates fair value as the individual borrowings bear interest which approximate market rates.

14.  Commitments        Taxes
     and                The  Company has  retained  all  contingent  liabilities
     Contingencies      relating  to the  current  ongoing  audit by the  Canada
                        Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phase of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in income taxes payable at December 31, 2002 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not exceed the current estimate.


--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

14.  Commitments        Litigation
     and                The Company is subject to legal proceedings  arising out
     Contingencies      of the normal conduct of its business, which the Company
     Continued          believes  will  not  materially   affect  its  financial
                        position or operating results.

15.  Sale of            Sale of Explosives Business
     Explosives         The  Company   completed  the  sale  of  its  explosives
     Business           business to UEE on November 15, 2001.  As a result,  the
                        explosives business is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for 2001 and 2000 have been restated to reflect discontinued operations accounting.
                        Summarized operating results of the explosives business are shown in the table below.

                        As consideration for the explosives business, subject to certain adjustments, (i) the Company received $6.35 million cash; (ii) UEE and its subsidiaries assumed notes and accrued interest payable to the Company totaling approximately $1.3 million, the first of which, in the principal amount of $1.0 million, will be paid in equal annual installments over five years beginning in July of 2002, and the second of which, in the principal amount of $200, was paid in January 2002; (iii) UEE assumed essentially all of the Company's liabilities associated with the explosives business in the approximate amount of $13.6 million. Expenses of the sale were approximately $1.8 million, including $431 recognition of foreign currency translation adjustment. After giving effect to an estimated $301 income tax provision from the sale, the Company recognized a loss from the sale of $456.

--------------------------------------------------------------------------------

                                                          NEVADA CHEMICALS, INC.
                                      Notes to Consolidated Financial Statements
                                            (In thousands, except share amounts)
                                                                       Continued

--------------------------------------------------------------------------------

15.  Sale of            Operating results  of the  disposed explosives  business
     Explosives         were as follows
     Business
     Continued
                                             2001            2000
                                      ----------------------------------

 Revenues                                $       36,945    $      37,064
                                         -------------------------------

 Costs and expenses:
   Cost of sales                                 34,099           34,475
   General and administrative                     3,123            3,732
   Impairment of assets                               -            4,990
   Other expenses                                   302            1,069
                                         -------------------------------

                                                 37,524           44,266
                                         -------------------------------
 Loss before income taxes
   and minority interest                           (579)          (7,202)

 Income tax benefit                                 214            1,879
                                         -------------------------------

 Loss before minority interest                     (365)          (5,323)

 Minority interest in loss                            -              497
                                         -------------------------------

 Net loss                                $         (365)   $      (4,826)
                                         -------------------------------

                        As part of the sale of the explosives business, the Company purchased a total of 101,191 shares of its common stock from certain of its former officers and employees for total consideration of $571. These common shares were retired in 2002.

--------------------------------------------------------------------------------
                                                                            F-24