Form 10-Q
period 2003-03-31
NEVADA CHEMICALS INC
filed 2003-04-17
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended March 31, 2003

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of April 10, 2003 was 6,957,919.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.
                                    Form 10-Q
                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I      Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2003
            and December 31, 2002                                              1

            Condensed Consolidated Statements of Income for the Three
            Months Ended March 31, 2003 and March 31, 2002                     2

            Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2003 and March 31, 2002                     3

            Notes to Condensed Consolidated Financial Statements               4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                          5

Item 3.     Quantitative and Qualitative Disclosure About Market Risk          7

Item 4.     Controls and Procedures                                            8

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K                                   8

Signatures                                                                     9

Certifications                                                                10

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                                March 31, 2003
ASSETS                                                                            (Unaudited)     December 31, 2002
                                                                                -----------------------------------
 Current assets:
     Cash and cash equivalents                                                  $        8,721     $          6,612
     Short-term investments                                                              2,707                4,026
     Receivables                                                                            93                   99
     Prepaid expenses                                                                       42                   41
     Current portion of notes receivable                                                   310                  319
                                                                                -----------------------------------

     Total current assets                                                               11,873               11,097

Investment in and advances to joint venture                                             12,403               12,919
Property and equipment, net                                                                 35                   38
Notes receivable                                                                           386                  407
Other assets                                                                               232                  231
                                                                                -----------------------------------

                                                                                $       24,929     $         24,692
                                                                                ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses                     $        1,098     $          1,097

Deferred income taxes                                                                    1,524                1,584
                                                                                -----------------------------------

     Total liabilities                                                                   2,622                2,681
                                                                                -----------------------------------

Stockholders' Equity:
     Common stock                                                                            7                    7
     Capital in excess of par value                                                      4,291                4,295
     Accumulated other comprehensive (loss) income                                          (6)                  13
     Retained earnings                                                                  18,015               17,696
                                                                                -----------------------------------

     Total stockholders' equity                                                         22,307               22,011
                                                                                -----------------------------------

                                                                                $       24,929     $         24,692
                                                                                ===================================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                                    Three Months Ended March 31
                                                                                     2003                2002
                                                                                -----------------------------------
Revenues:
     Equity in earnings of joint venture                                        $          484     $            349
     Other                                                                                 186                  193
                                                                                -----------------------------------

     Total revenues                                                                        670                  542

General and administrative expenses                                                        179                  215
                                                                                -----------------------------------

Income before provision for income taxes                                                   491                 327

Provision for income taxes                                                                 172                 119
                                                                                -----------------------------------

Net income                                                                      $          319     $            208
                                                                                ===================================


Earnings per common share:
     Basic                                                                      $         0.05     $           0.03
                                                                                ===================================

     Diluted                                                                    $         0.04     $           0.03
                                                                                ===================================


Weighted average number of shares outstanding
     Basic                                                                           7,059,129            7,210,000

     Diluted                                                                         7,185,629            7,278,000


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                                    Three Months Ended March 31
                                                                                     2003               2002
                                                                                -----------------------------------
Cash flows from operating activities:
     Net income                                                                 $          319     $            208
     Adjustments to reconcile net income to net cash
          used in operating activities:
          Depreciation and amortization                                                      3                   10
          Equity in earnings of joint venture                                             (484)                (349)
          Changes in assets and liabilities:
               Receivables                                                                   6                  502
               Prepaid expenses                                                             (1)                  (1)
               Other assets                                                                 (1)                   -
               Accounts payable and accrued expenses                                       (59)                (529)
                                                                                -----------------------------------

          Net cash used in operating activities                                           (217)                (159)
                                                                                -----------------------------------

Cash flows from investing activities:
     Distributions from joint venture                                                    1,000                1,000
     Net sales (purchases) of short-term investments                                     1,300               (2,704)
     Increase in note receivable - related party                                             -               (1,000)
     Payments of notes receivable                                                           30                  200
                                                                                -----------------------------------

          Net cash provided by (used in) investing activities                            2,330               (2,504)
                                                                                -----------------------------------

Cash flows from financing activities - purchase of
     treasury stock                                                                         (4)                  (2)
                                                                                -----------------------------------

Net increase (decrease) in cash                                                          2,109               (2,665)

Cash and cash equivalents, beginning of period                                           6,612                7,011
                                                                                -----------------------------------

Cash and cash equivalents, end of period                                        $        8,721     $          4,346
                                                                                ===================================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The interim financial information of Nevada Chemicals, Inc. (the "Company") for the three-month periods ended March 31, 2003 and March 31, 2002 included herein is unaudited, and the balance sheet as of December 31, 2002 is derived from audited financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         The results of operations for the three-month period ended March 31, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at March 31, 2003 consisted primarily of certificates of deposit classified by management as available for sale, and are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of operations.

NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows (amounts in thousands):


                                                 Three Months Ended March 31
                                                  2003               2002
                                                 -------            -------

Revenues                                         $ 6,453            $ 5,896

Costs and expenses                                 5,487              5,199

Net income before taxes                              967                697

Company's equity in earnings                         484                349

NOTE 4.  PURCHASE AND RETIREMENT OF COMMON STOCK

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

         During the three-month periods ended March 31, 2003 and March 31, 2002, the Company purchased and retired 1,224 and 1,800 shares of its common with a total cost basis to the Company of $4,000 and $2,000, respectively.

         On April 3, 2003, the Company purchased and retired 100,000 shares of its common stock with a cost basis to the Company of $305,000.

         During the three-month period ended March 31, 2002, the Company retired 101,411 shares of treasury stock with a cost basis to the Company of $571,000. These shares had been acquired in November 2001 from former employees in connection with the sale of the Company's explosives business.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's operations consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco Company, a non-corporate joint venture, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the three-month periods ended March 31, 2003 and 2002 is presented in Note 3 to the Company's condensed consolidated financial statements.

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


Results of Operations

Three Months Ended March 31, 2003
---------------------------------

         Equity in earnings of Cyanco increased $135,000, or 39%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Cyanco revenues increased $557,000, or 9%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in revenues is due primarily to the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC. The increase in revenues was tempered somewhat by lower sales prices to some customers due to market pressures. Cyanco costs and expenses increased $288,000, or 6%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The increase in operating costs resulted primarily from the increase in variable manufacturing costs due to a greater volume of sodium cyanide sold. As a result, Cyanco net income before taxes increased $270,000, or 39%, during the three months ended March 31, 2003 compared to the three months ended March 31, 2002.

         Other revenues decreased $7,000, or 4%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. The decrease is due primarily to no rental income from the Company's office building included in operations for the three months ended March 31, 2003, offset by an increase in investment income. Rental income for the three months ended March 31, 2002 was $35,000. The office building was sold in November 2001.

         General and administrative expenses decreased $36,000, or 17%, in the three months ended March 31, 2003 compared to the three months ended March 31, 2002. Of this decrease, $17,000 is due to the elimination of operating expenses and depreciation expense of the office building sold in November 2001. In addition, the Company recovered $16,000 of receivables previously written off that were assigned back to the Company pursuant to the agreement to sell its explosives business. This bad debt recovery was recorded as a reduction of general and administrative expenses during the three months ended March 31, 2003.


Liquidity and Capital Resources

         At March 31, 2003, the liabilities of the Company consisted of current liabilities and deferred income taxes. Current liabilities at March 31, 2003 consisted of accounts payable and accrued expenses totaling $1,098,000, comprised primarily of accrued income taxes. These current liabilities compare favorably to total current assets of $11,873,000 as of March 31, 2003. Current assets are comprised primarily of cash and cash equivalents of $8,721,000 and short-term investments that are available for sale of $2,707,000.

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

         Net cash used in operating activities for the three months ended March 31, 2003 was $(217,000) compared to net cash used in operating activities of $(159,000) for the three months ended March 31, 2002. The increase in cash used in operating activities during the first three months of 2003 is primarily due to the reduction of accounts payable and accrued expenses of $59,000 in the first three months of 2003.

         Net cash provided by investing activities for the three months ended March 31, 2003 was $2,330,000 compared to net cash used in investing activities of $(2,504,000) for the three months ended March 31, 2002. During the first three months of 2003, the Company received a $1,000,000 distribution from Cyanco, $1,300,000 net proceeds from the sale of short-term investments and $30,000 from the collection of notes receivable. The use of cash in the first three months of 2002 is attributable to purchases of short-term investments of $2,704,000 and an advance to Cyanco of $1,000,000, offset by the receipt of a $1,000,000 distribution from Cyanco and $200,000 from the collection of notes receivable. The advance to Cyanco was repaid with interest within a period of two months.

         Net cash used in financing activities for the three months ended March 31, 2003 and 2002 consisted of $(4,000) and $(2,000), respectively, used to purchase and retire shares of the Company's common stock.

         The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phase of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2003 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not exceed the current estimate.

         The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

Forward Looking Statements

         Within this Quarterly Report on Form 10-Q, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension or termination of mining activities in the area served by Cyanco, changes in world supply and demand for commodities, particularly gold; political, environmental, regulatory, economic and financial risks; major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically; competition; and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks. Consequently, the actual results could differ materially from those indicated in the statements made.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

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

Item 6.  Exhibits and Reports on Form 8-K

        1.    Exhibits

              Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

              Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

        2.    Reports on Form 8-K:

              The Company filed a report on Form 8-K dated February 26, 2003 reporting the temporary suspension of trading of the Company's common stock in connection with a change in the outside administration and record keeping company for the Nevada Chemicals, Inc. Profit Sharing 401 (k) Plan.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEVADA CHEMICALS, INC.
                                          ----------------------
                                               (Registrant)



April 17, 2003                            /s/  John T. Day
------------------                        ----------------
    (Date)                                John T. Day, President (principal
                                          executive officer)


April 17, 2003                            /s/  Dennis P. Gauger
--------------                            ---------------------
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


April 17, 2003                              /s/  John T. Day
--------------                              ----------------
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


April 17, 2003                             /s/  Dennis P. Gauger
--------------                             ---------------------
    (Date)                                 Dennis P. Gauger,
                                           Chief Financial Officer (principal
                                           financial and accounting officer)