Form 10-Q
period 2003-06-30
NEVADA CHEMICALS INC
filed 2003-07-30
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

         For the quarterly period ended June 30, 2003

         [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to
         ________________

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of July 24, 2003 was 6,807,919.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.
                                    Form 10-Q
                                Table of Contents



                                                                                              Page No.
                                                                                              --------

Part I            Financial Information

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2003
                  and December 31, 2002                                                          1

                  Condensed Consolidated Statements of Income for the Three
                  Months Ended June 30, 2003 and June 30, 2002                                   2

                  Condensed Consolidated Statements of Income for the Six
                  Months Ended June 30, 2003 and June 30, 2002                                   3

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2003 and June 30, 2002                                   4

                  Notes to Condensed Consolidated Financial Statements                           5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      6

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                      9

Item 4.           Controls and Procedures                                                       10

Part II           Other Information

Item 4.           Submission of Matters to a Vote of Security Holders                           10

Item 6.           Exhibits and Reports on Form 8-K                                              11

Signatures                                                                                      12

Certifications                                                                                  13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)

                                                                June 30, 2003      December 31,
ASSETS                                                           (Unaudited)           2002
                                                             -----------------------------------
Current assets:
     Cash and cash equivalents                               $          8,343   $         6,612
     Short-term investments                                             1,681             4,026
     Receivables                                                          109                99
     Prepaid expenses                                                      42                41
     Current portion of notes receivable                                  281               319
                                                             -----------------------------------

     Total current assets                                              10,456            11,097

Investment in and advances to joint venture                            12,792            12,919
Property and equipment, net                                                33                38
Notes receivable                                                          386               407
Other assets                                                              232               231
                                                             -----------------------------------

                                                             $         23,899   $        24,692
                                                             ===================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses  $            951   $         1,097

Deferred income taxes                                                   1,524             1,584
                                                             -----------------------------------

     Total liabilities                                                  2,475             2,681
                                                             -----------------------------------

Stockholders' Equity:
     Common stock                                                           7                 7
     Capital in excess of par value                                     3,512             4,295
     Accumulated other comprehensive (loss) income                        (30)               13
     Retained earnings                                                 17,935            17,696
                                                             -----------------------------------

     Total stockholders' equity                                        21,424            22,011
                                                             -----------------------------------

                                                             $         23,899   $        24,692
                                                             ===================================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)


                                                                 Three Months Ended June 30
                                                                    2003             2002
                                                             -----------------------------------
Revenues:
     Equity in earnings of joint venture                     $            390   $           698
     Other                                                                204               239
                                                             -----------------------------------

     Total revenues                                                       594               937

General and administrative expenses                                       194               346
                                                             -----------------------------------

Operating income                                                          400               591

Other income - gain on sale of assets                                       -               460
                                                             -----------------------------------

Income before provision for income taxes                                  400             1,051

Provision for income taxes                                                140               375
                                                             -----------------------------------

Net income                                                   $            260   $           676
                                                             ===================================


Earnings per common share:
     Basic                                                   $           0.04   $          0.09
                                                             ===================================

     Diluted                                                 $           0.04   $          0.09
                                                             ===================================


Weighted average number of shares outstanding
     Basic                                                          6,843,000         7,208,000

     Diluted                                                        6,972,000         7,409,000


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                                   Six Months Ended June 30
                                                                  2003                2002
                                                             -----------------------------------
Revenues:
     Equity in earnings of joint venture                     $            873   $         1,047
     Other                                                                391               432
                                                             -----------------------------------

     Total revenues                                                     1,264             1,479

General and administrative expenses                                       373               561
                                                             -----------------------------------

Operating income                                                          891               918

Other income - gain on sale of assets                                       -               460
                                                             -----------------------------------

Income before provision for income taxes                                  891             1,378

Provision for income taxes                                                312               494
                                                             -----------------------------------

Net income                                                   $            579   $           884
                                                             ===================================


Earnings per common share:
     Basic                                                   $           0.08   $          0.12
                                                             ===================================

     Diluted                                                 $           0.08   $          0.12
                                                             ===================================


Weighted average number of shares outstanding
     Basic                                                          6,951,000         7,209,000

     Diluted                                                        7,078,000         7,361,000


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                                  Six Months Ended June 30
                                                                 2003               2002
                                                             -----------------------------------
Cash flows from operating activities:
     Net income                                              $            579   $           884
     Adjustments to reconcile net income to net cash
          used in operating activities:
          Depreciation and amortization                                     5                21
          Equity in earnings of joint venture                            (873)           (1,047)
          Gain on sale of assets                                            -              (460)
          Bad debt expense                                                  -               125
          Changes in assets and liabilities:
               Receivables                                                (10)              466
               Prepaid expenses                                            (1)                -
               Other assets                                                (1)              (35)
               Accounts payable and accrued expenses                     (206)             (186)
                                                             -----------------------------------

          Net cash used in operating activities                          (507)             (232)
                                                             -----------------------------------

Cash flows from investing activities:
     Distributions from joint venture                                   1,000             1,000
     Net sales (purchases) of short-term investments                    2,302            (2,719)
     Increase in note receivable - related party                            -            (1,000)
     Payments of notes receivable                                          59               733
     Proceeds from sale of assets                                           -               460
                                                             -----------------------------------

          Net cash provided by (used in)
          investing activities                                          3,361            (1,526)
                                                             -----------------------------------

Cash flows from financing activities:
      Purchase of treasury stock                                         (783)               (3)
      Cash dividends paid                                                (340)                -
                                                             -----------------------------------

          Net cash used in financing activities                        (1,123)               (3)
                                                             -----------------------------------

Net increase (decrease) in cash                                         1,731            (1,761)

Cash and cash equivalents, beginning of period                          6,612             7,011
                                                             -----------------------------------

Cash and cash equivalents, end of period                     $          8,343   $         5,250
                                                             ===================================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The interim financial information of Nevada Chemicals, Inc. (the "Company") for the three-month and six-month periods ended June 30, 2003 and June 30, 2002 included herein is unaudited, and the balance sheet as of December 31, 2002 is derived from audited financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         The results of operations for the six-month period ended June 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at June 30, 2003 consisted primarily of certificates of deposit classified by management as available for sale, and are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of income.

NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows (amounts in thousands):

                                    Three Months Ended       Six Months Ended
                                         June 30                June 30
                                     2003        2002      2003          2002
                                     ----        ----      ----          ----

Revenues                           $ 6,417    $ 7,415    $ 12,870      $ 13,311
Costs and expenses                   5,637      6,018      11,124        11,217
Net income before taxes                779      1,397       1,746         2,094
Company's equity in earnings           390        698         873         1,047

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

         During the six-month period ended June 30, 2003, the Company purchased and retired 251,224 shares of its common with a total cost basis to the Company of $783,000. During the six month period ended June 30, 2002, the Company purchased and retired 1,800 shares of its common stock with a total cost basis to the Company of $3,000.

         During the six-month period ended June 30, 2002, the Company retired 101,411 shares of treasury stock with a cost basis to the Company of $571,000. These shares had been acquired in November 2001 from former employees in connection with the sale of the Company's explosives business.

NOTE 5.  DIVIDENDS

         In June 2003, the Company paid a cash dividend of $.05 per share on a total of 6,807,919 outstanding shares, for an aggregate of $340,000.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's operations consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco Company, a non-corporate joint venture, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the three-month and six-month periods ended June 30, 2003 and 2002 is presented in Note 3 to the Company's unaudited condensed consolidated financial statements.

         In March 2002, Cyanco announced that it had reached an agreement with FMC Corporation ("FMC") to purchase its customer contracts and certain distribution and storage assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco began supplying customers under the FMC contracts in April 2002. The results of operations for the six months ended June 30, 2002 reflect the acquired operations for the period subsequent to the acquisition.

Results of Operations

Three Months Ended June 30, 2003
--------------------------------

         Cyanco revenues decreased $998,000, or 13%, in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease in revenues during the quarter is due to lower sales prices in the current year resulting from market pressures and due to certain customers decreasing purchases during scheduled maintenance of mining facilities in 2003. Cyanco costs and expenses decreased $381,000, or 6%, in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Total costs and expenses decreased as a result of lower Cyanco revenues. However, total costs and expenses increased as a percentage of revenues due to such costs and expenses being spread over a smaller revenue base and due to the increase in the cost of certain key raw material costs compared to the same period of last year. As a result, Cyanco net income before taxes decreased $618,000, or 44%, during the three months ended June 30, 2003 compared to the three months ended June 30, 2002. Similarly, the Company's equity in earnings of Cyanco decreased $308,000 or 44%.

         Other revenues decreased $35,000, or 15%, in the three months ended June 30, 2003 compared to the three months ended June 30, 2002. The decrease is due primarily to the sale of the Company's office building in November 2002. Rental income for the three months ended June 30, 2002 was $35,000.

         General and administrative expenses decreased $152,000, or 44%, in the three months ended June 30, 2003 compared to the three months ended June 30, 2002 primarily due to the bad debt expense recorded by the Company in the three months ended June 30, 2002. During the second quarter of 2002, the Company recorded $125,000 in bad debt expense. In the three months ended June 30, 2003, the Company recovered $16,000 of the bad debts, which was recorded as a reduction of general and administrative expenses. General and administrative expenses also decreased in the current year second quarter due to the elimination of operating expenses and depreciation expense of the office building sold in November 2002.

         Other non-operating income for the three months ended June 30, 2002 of $460,000 consists of the net cash proceeds to the Company from the sale of the assets of its West Africa joint venture in June 2002.

Six Months Ended June 30, 2003
------------------------------

         Cyanco revenues decreased $441,000, or 3%, in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease in revenues is due to lower sales prices in the current year resulting from market pressures and due to certain customers decreasing purchases during scheduled maintenance of mining facilities in 2003. These decreases in revenues were partially offset by increased revenues from the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC in April 2002. Cyanco costs and expenses remained at essentially the same level in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Total costs and expenses increased as a percentage of revenues, however, due to such costs and expenses being spread over a smaller revenue base and due to the increase in the cost of certain key raw material costs compared to the same period of last year. As a result, Cyanco net income before taxes decreased $348,000 or 17%, during the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Similarly, the Company's equity in earnings of Cyanco decreased $174,000 or 17%.

         Other revenues decreased $41,000, or 9%, in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. The decrease is due primarily to the reduction in rental income as a result of the sale of the Company's office building in November 2002. Rental income for the six months ended June 30, 2002 was $70,000.

         General and administrative expenses decreased $188,000 or 34%, in the six months ended June 30, 2003 compared to the six months ended June 30, 2002. Of this decrease, $125,000 relates to the bad debt expense recorded by the Company during the six months ended June 30, 2002. In the six months ended June 30, 2003, the Company recovered $28,000 of the bad debts, which was recorded as a reduction of general and administrative expenses. Also, $32,000 of the decrease is due to the elimination of operating expenses and depreciation expense associated with the office building sold in November 2002.

         Other non-operating income for the six months ended June 30, 2002 of $460,000 consists of the net cash proceeds to the Company from the sale of the assets of its West Africa joint venture in June 2002. After elimination of the gain associated with the sale of these assets, net of income taxes, the net income for the six months ended June 30, 2002 is comparable to the net income for the six months ended June 30, 2003.


Liquidity and Capital Resources

         At June 30, 2003, the liabilities of the Company consisted of current liabilities and deferred income taxes. Current liabilities at June 30, 2003 consisted of accounts payable and accrued expenses totaling $951,000, comprised primarily of accrued income taxes. These current liabilities compare favorably to total current assets of $10,456,000 as of June 30, 2003. Current assets are comprised primarily of cash and cash equivalents of $8,343,000 and short-term investments that are available for sale of $1,681,000.

         Cash in excess of short-term operating needs has been invested primarily in interest bearing investment accounts with maturities ranging from 30 days to one year. The Board of Directors of the Company is currently evaluating alternative uses for the cash of the Company, including continuing a stock buy-back program, optimizing short-term investment results, diversification of the Company's business, further investment in Cyanco, dividends to shareholders and other strategies.

         Net cash used in operating activities for the six months ended June 30, 2003 was $(507,000) compared to net cash used in operating activities of $(232,000) for the six months ended June 30, 2002. The increase in cash used in operating activities during the first six months of 2003 is primarily due to the collection of receivables during the first six months of 2002 and due to the decrease in net income for the six months ended June 30, 2003 compared to the six months ended June 30, 2002 as further discussed above.

         Net cash provided by investing activities for the six months ended June 30, 2003 was $3,361,000 compared to net cash used in investing activities of $(1,526,000) for the six months ended June 30, 2002. During the first six months of 2003, the Company received a $1,000,000 distribution from Cyanco, $2,302,000 net proceeds from the sale of short-term investments and $59,000 from the collection of notes receivable. The use of cash in the first six months of 2002 is attributable to purchases of short-term investments of $2,719,000 and an advance to Cyanco of $1,000,000, offset by the receipt of a $1,000,000 distribution from Cyanco, and $733,000 from the collection of notes receivable and $460,000 in proceeds from the sale of assets. The advance to Cyanco was repaid with interest within a period of two months.

         Net cash used in financing activities for the six months ended June 30, 2003 and 2002 included $(783,000) and $(3,000), respectively, used to purchase and retire shares of the Company's common stock. Net cash used in financing activities for the six months ended June 30, 2003 also included $(340,000) used to pay cash dividends to shareholders.

         The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phase of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in accounts payable and accrued expenses at June 30, 2003 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not exceed the current estimate.

         The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

Forward Looking Statements

         Within this Quarterly Report on Form 10-Q, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension or termination of mining activities in the area served by Cyanco, changes in world supply and demand for commodities, particularly gold and energy-related raw materials such as natural gas, ammonia, caustic soda and electricity; the Company's ability to successfully compete in its marketplace; political, environmental, regulatory, economic and financial risks; major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically; and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks. Consequently, the actual results could differ materially from those indicated in the statements made.


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


PART II.  OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 24, 2003, the annual meeting of shareholders was held. The shareholders voted, either in person or by proxy, to elect five directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified and to ratify the appointment of Tanner + Co. to be the Company's independent public accountants for the year ending December 31, 2003. Directors nominated were E. Bryan Bagley, Nathan L. Wade, Dr. John T. Day, James E. Solomon and M. Garfield Cook. The results of the shareholder vote were as follows:


Five directors receiving most votes:

Dr. John T. Day                                       5,683,834
E. Bryan Bagley                                       5,681,378
M. Garfield Cook                                      5,678,034
James E. Solomon                                      5,677,034
Nathan L. Wade                                        5,675,066

                                                 For       Against     Abstain
Ratification of the appointment of Tanner +
Co. as independent public accountants          5,661,961    7,470       17,106

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

                  Exhibit 99.1 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 99.2 - Certification Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 99.3 - Press Release Dated July 30, 2003

2. Reports on Form 8-K:

                  The Company filed a report on Form 8-K dated April 17, 2003 reporting its first quarter 2003 financial results as included in the Company's press release dated April 17, 2003.

                  The Company filed a report on Form 8-K dated May 9, 2003 reporting the end on May 14, 2003 of the temporary suspension of trading of the Company's common stock pursuant to the completion of the change in the outside administration and record keeping company for the Nevada Chemicals, Inc. Profit Sharing 401 (k) Plan.

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEVADA CHEMICALS, INC.
                                                     (Registrant)



July 30, 2003                             /s/ John T. Day
------------------                        ---------------------------------
    (Date)                                John T. Day, President (principal
                                          executive officer)


July 30, 2003                             /s/ Dennis P. Gauger
-------------                             ----------------------------------
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


July 30, 2003                             /s/ John T. Day
-------------                             ---------------------------------
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


July 30, 2003                             /s/  Dennis P. Gauger
-------------                             ----------------------------------
    (Date)                                Dennis P. Gauger,
                                          Chief Financial Officer (principal
                                          financial and accounting officer)