Form 10-Q
period 2003-09-30
NEVADA CHEMICALS INC
filed 2003-10-29
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2003

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of October 28, 2003 was 6,807,919.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.
                                    Form 10-Q
                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I      Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of September 30,
            2003 and December 31, 2002                                        1

            Condensed Consolidated Statements of Income for the Three
            Months Ended September 30, 2003 and September 30, 2002            2

            Condensed Consolidated Statements of Income for the Nine
            Months Ended September 30, 2003 and September 30, 2002            3

            Condensed Consolidated Statements of Cash Flows for the Nine
            Months Ended September 30, 2003 and September 30, 2002            4

            Notes to Condensed Consolidated Financial Statements              5

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

Item 3.     Quantitative and Qualitative Disclosure About Market Risk        10

Item 4.     Controls and Procedures                                          10

Part II     Other Information

Item 6.     Exhibits and Reports on Form 8-K                                 11

Signatures                                                                   12

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets
                                 (In Thousands)
                                                 September 30,     December 31,
ASSETS                                               2003               2002
                                               ---------------------------------
                                                 (Unaudited)
Current assets:
     Cash and cash equivalents                 $        9,639     $       6,612
     Short-term investments                             1,503             4,026
     Receivables                                           55                99
     Prepaid expenses                                      22                41
     Current portion of notes receivable                  451               319
                                               ---------------------------------

     Total current assets                              11,670            11,097

Investment in and advances to joint
   venture                                             12,621            12,919
Property and equipment, net                                31                38
Notes receivable                                          186               407
Other assets                                              210               231
                                               ---------------------------------

                                               $       24,718     $      24,692
                                               =================================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable
  and accrued expenses                         $        1,517     $       1,097

Deferred income taxes                                   1,524             1,584
                                               ---------------------------------

     Total liabilities                                  3,041             2,681
                                               ---------------------------------

Stockholders' Equity:
     Common stock                                           7                 7
     Capital in excess of par value                     3,512             4,295
     Accumulated other comprehensive
       (loss) income                                      (14)               13
     Retained earnings                                 18,172            17,696
                                               ---------------------------------

     Total stockholders' equity                        21,677            22,011
                                               ---------------------------------

                                               $       24,718     $      24,692
                                               =================================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                Three Months Ended September 30
                                                   2003                2002
                                               ---------------------------------
Revenues:
     Equity in earnings of joint venture       $          829     $       1,273
     Other                                                196               221
                                               ---------------------------------

     Total revenues                                     1,025             1,494

General and administrative expenses                       136               501
                                               ---------------------------------

Income before provision for income taxes                  889               993

Provision for income taxes                                311               349
                                               ---------------------------------

Net income                                     $          578     $         644
                                               =================================


Earnings per common share:
     Basic                                     $         0.08     $        0.09
                                               =================================

     Diluted                                   $         0.08     $        0.09
                                               =================================


Weighted average number of shares outstanding
     Basic                                          6,808,000         7,199,000

     Diluted                                        6,945,000         7,360,000


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
               (In Thousands, Except Share and Per Share Amounts)
                                   (Unaudited)

                                                 Nine Months Ended September 30
                                                   2003                2002
                                               ---------------------------------
Revenues:
     Equity in earnings of joint venture       $        1,702     $       2,320
     Other                                                587               653
                                               ---------------------------------

     Total revenues                                     2,289             2,973

General and administrative expenses                       509             1,062
                                               ---------------------------------

Operating income                                        1,780             1,911

Other income - gain on sale of assets                       -               460
                                               ---------------------------------

Income before provision for income taxes                1,780             2,371

Provision for income taxes                                623               843
                                               ---------------------------------

Net income                                     $        1,157     $       1,528
                                               =================================


Earnings per common share:
     Basic                                     $         0.17     $        0.21
                                               =================================

     Diluted                                   $         0.16     $        0.21
                                               =================================


Weighted average number of shares outstanding
     Basic                                          6,902,000         7,206,000

     Diluted                                        7,034,000         7,366,000


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                 (In Thousands)
                                   (Unaudited)

                                                 Nine Months Ended September 30
                                                    2003               2002
                                               ---------------------------------
Cash flows from operating activities:
  Net income                                   $        1,157     $       1,528
  Adjustments to reconcile net income to net
     cash used in operating activities:
       Depreciation and amortization                        7                31
       Equity in earnings of joint venture             (1,702)           (2,320)
       Gain on sale of assets                               -              (460)
       Other                                                -               219
       Changes in assets and liabilities:
            Receivables                                    44               835
            Prepaid expenses                               19                24
            Other assets                                   21                27
            Accounts payable and accrued
               expenses                                    19              (516)
                                               ---------------------------------

       Net cash used in operating activities             (435)             (632)
                                               ---------------------------------

Cash flows from investing activities:
  Distributions from joint venture                      2,000             1,000
  Net sales (purchases) of short-term
     investments                                        2,496            (2,998)
  Increase in note receivable - related
     party                                                  -            (1,000)
  Payments of notes receivable                             89             1,461
  Proceeds from sale of assets                              -               460
                                               ---------------------------------

       Net cash provided by (used in)
       investing activities                             4,585            (1,077)
                                               ---------------------------------

Cash flows from financing activities:
  Purchase of treasury stock                             (783)              (56)
  Cash dividends paid                                    (340)                -
                                               ---------------------------------

       Net cash used in financing activities           (1,123)              (56)
                                               ---------------------------------

Net increase (decrease) in cash                         3,027            (1,765)

Cash and cash equivalents, beginning of period          6,612             7,011
                                               ---------------------------------

Cash and cash equivalents, end of period       $        9,639     $       5,246
                                               =================================

      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The interim financial information of Nevada Chemicals, Inc. (the "Company") for the three-month and nine-month periods ended September 30, 2003 and September 30, 2002 included herein is unaudited, and the balance sheet as of December 31, 2002 is derived from audited financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         The results of operations for the nine-month period ended September 30, 2003 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at September 30, 2003 consisted primarily of certificates of deposit classified by management as available for sale, and are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of income.

         Earnings per Common Share - The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the period.

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                    Three Months Ended    Nine Months Ended
                                         Sept. 30              Sept. 30
                                    2003         2002       2003        2002
--------------------------------------------------------------------------------
Weighted average number of
   shares outstanding - basic     6,808,000   7,199,000    6,902,000   7,206,000

Dilutive effect of stock options    137,000     161,000      132,000     160,000
                                  ---------   ---------    ---------   ---------
Weighted average number of
   shares outstanding - diluted   6,945,000   7,360,000    7,034,000   7,366,000
                                  =========   =========    =========   =========

        Stock-Based Compensation - For stock options granted to employees, the Company utilizes the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. The pro forma footnote disclosures required by SFAS No. 123 were not applicable during the periods presented as no options were granted or vested during the periods presented.

NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows (amounts in thousands):

                                    Three Months Ended    Nine Months Ended
                                         Sept. 30              Sept. 30
                                    2003         2002       2003        2002
--------------------------------------------------------------------------------

Revenues                            $ 8,328     $ 8,932     $ 21,198    $ 22,243
Costs and expenses                    6,670       6,386       17,794      17,603
Net income before taxes               1,658       2,546        3,404       4,640
Company's equity in earnings            829       1,273        1,702       2,320


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

         During the nine-month period ended September 30, 2003, the Company purchased and retired 251,224 shares of its common stock with a total cost basis to the Company of $783,000. During the nine-month period ended September 30, 2002, the Company purchased and retired 20,297 shares of its common stock with a total cost basis to the Company of $56,000.

         During the nine-month period ended September 30, 2002, the Company retired 101,411 shares of treasury stock with a cost basis to the Company of $571,000. These shares had been acquired in November 2001 from former employees in connection with the sale of the Company's explosives business.

NOTE 5.  DIVIDENDS

         In June 2003, the Company paid a cash dividend of $.05 per share on a total of 6,807,919 outstanding shares, for an aggregate of approximately $340,000.

         In September 2003, the Company declared a cash dividend of $.05 per share on a total of 6,807,919 outstanding shares of record as of September 29, 2003, payable on October 13, 2003. As of September 30, 2003, dividends payable of approximately $340,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's operations consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco Company, a non-corporate joint venture, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the three-month and nine-month periods ended September 30, 2003 and 2002 is presented in Note 3 to the Company's unaudited condensed consolidated financial statements.

         In March 2002, Cyanco announced that it had reached an agreement with FMC Corporation ("FMC") to purchase its customer contracts and certain distribution and storage assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco began supplying customers under the FMC contracts in April 2002. The results of operations for the nine months ended September 30, 2002 reflect the acquired operations for the period subsequent to the acquisition.

Results of Operations

Three Months Ended September 30, 2003
-------------------------------------

         Cyanco revenues decreased $604,000, or 7%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The decrease in revenues during the quarter is due to three factors: (1) lower sales prices in the current year resulting from market pressures; (2) an overall decrease in gold production in Nevada in the current year; and (3) certain customers decreasing purchases during scheduled maintenance of mining facilities in 2003. Cyanco costs and expenses increased $284,000, or 4%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The increase in total costs and expenses resulted primarily from the increase in certain key raw material costs compared to the same period of last year. As a result, Cyanco net income before taxes decreased $888,000, or 35%, during the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Similarly, the Company's equity in earnings of Cyanco decreased $444,000 or 35%.

         Other revenues decreased $25,000, or 11%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. The decrease is due primarily to the sale of the Company's office building in November 2002. Rental income for the three months ended September 30, 2002 was $39,000.

         General and administrative expenses decreased $365,000, or 73%, in the three months ended September 30, 2003 compared to the three months ended September 30, 2002. Of this decrease $206,000 resulted from compensation expense incurred in the third quarter of 2002 to two members of the Company's Board of Directors for services and the directors' surrender of all their outstanding stock options. No such compensation to directors was incurred in the third quarter of the current year. In addition, the Company recorded bad debt expense of $94,000 in the three months ended September 30, 2002. In the three months ended September 30, 2003, the Company recovered $14,000 of the bad debts, which was recorded as a reduction of general and administrative expenses. General and administrative expenses also decreased in the current year third quarter due to the elimination of operating expenses and depreciation expense of the office building sold in November 2002.

Nine Months Ended September 30, 2003
------------------------------------

         Cyanco revenues decreased $1,045,000, or 5%, in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease in revenues is due to three factors: (1) lower sales prices in the current year resulting from market pressures; (2) an overall decrease in gold production in Nevada in the current year; and (3) certain customers decreasing purchases during scheduled maintenance of mining facilities in 2003. These decreases in revenues were partially offset by increased revenues from the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC in April 2002. Cyanco costs and expenses increased $191,000, or 1%, in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002, primarily due to the increase in certain key raw material costs compared to the same period of last year. As a result, Cyanco net income before taxes decreased $1,236,000 or 27%, during the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Similarly, the Company's equity in earnings of Cyanco decreased $618,000 or 27%.

         Other revenues decreased $66,000, or 10%, in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. The decrease is due to the reduction in rental income as a result of the sale of the Company's office building in November 2002. Rental income for the nine months ended September 30, 2002 was $109,000. The decrease in other revenues in the nine months ended September 30, 2003 was offset by an increase of $60,000 in investment income earned on the Company's cash equivalents and short-term investments compared to the nine months ended September 30, 2002. This increase in investment income is due to the increase in the amount invested in the current year. At September 30, 2003, cash and cash equivalents and short-term investments totaled $11,142,000 compared to $8,254,000 at September 30, 2002.

         General and administrative expenses decreased $553,000 or 52%, in the nine months ended September 30, 2003 compared to the nine months ended September 30, 2002. Of this decrease $206,000 resulted from compensation expense incurred in the third quarter of 2002 to two members of the Company's Board of Directors for services and the directors' surrender of all their outstanding stock options. No such compensation to directors was incurred in the third quarter of the current year. In addition, $219,000 of the decrease relates to the bad debt expense recorded by the Company during the nine months ended September 30, 2002. In the nine months ended September 30, 2003, the Company recovered $42,000 of the bad debts, which was recorded as a reduction of general and administrative expenses. Also, $41,000 of the decrease is due to the elimination of operating expenses and depreciation expense associated with the office building sold in November 2002.

         Other non-operating income for the nine months ended September 30, 2002 of $460,000 consists of the net cash proceeds to the Company from the sale of the assets of its West Africa joint venture in June 2002.

Liquidity and Capital Resources

         At September 30, 2003, the liabilities of the Company consisted of current liabilities and deferred income taxes. Current liabilities at September 30, 2003 consisted of accounts payable and accrued expenses totaling $1,517,000, including accrued dividends of $340,000, with the remainder comprised primarily of accrued income taxes. These current liabilities compare favorably to total current assets of $11,670,000 as of September 30, 2003. Current assets are comprised primarily of cash and cash equivalents of $9,639,000 and short-term investments that are available for sale of $1,503,000.

         Cash in excess of short-term operating needs has been invested primarily in interest bearing investment accounts with maturities ranging from 30 days to one year. The Board of Directors of the Company is currently evaluating alternative uses for the cash of the Company, including dividends to shareholders, continuing a stock buy-back program, optimizing short-term investment results, diversification of the Company's business, further investment in Cyanco, and other strategies.

         Net cash used in operating activities for the nine months ended September 30, 2003 was $(435,000) compared to net cash used in operating activities of $(632,000) for the nine months ended September 30, 2002. The equity in earnings of Cyanco, a non-cash item, is subtracted from net income to arrive at net cash used in operations in the accompanying condensed consolidated statements of cash flows. The decrease in net cash used in operating activities during the first nine months of 2003 is primarily due to less equity in earnings of Cyanco subtracted during the first nine months of 2002 compared to the first nine months of 2002, partially offset by the collection of receivables during the first nine months of 2002.

         Net cash provided by investing activities for the nine months ended September 30, 2003 was $4,585,000 compared to net cash used in investing activities of $(1,077,000) for the nine months ended September 30, 2002. During the first nine months of 2003, the Company received $2,000,000 in distributions from Cyanco, $2,496,000 net proceeds from the sale of short-term investments and $89,000 from the collection of notes receivable. The use of cash in the first nine months of 2002 is attributable to net purchases of short-term investments of $2,998,000 and an advance to Cyanco of $1,000,000, offset by the receipt of a $1,000,000 distribution from Cyanco, and $1,461,000 from the collection of notes receivable and $460,000 in proceeds from the sale of assets. The advance to Cyanco was repaid with interest within a period of two months.

         Net cash used in financing activities for the nine months ended September 30, 2003 and 2002 included $(783,000) and $(56,000), respectively, used to purchase and retire shares of the Company's common stock. Net cash used in financing activities for the nine months ended September 30, 2003 also included $(340,000) used to pay cash dividends to shareholders.

         The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phases of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in accounts payable and accrued expenses at September 30, 2003 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not exceed the current estimate.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments and potentially the market value of the principal of these instruments. However, the Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. Significant changes in interest rates may have a material impact on the Company's consolidated results of operations.

Item 4.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            Based on their evaluations as of September 30, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

            (b) Changes in internal controls

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

                  Exhibit 31.1 - Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 31.2 - Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

                  Exhibit 32.1 - Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 32.2 - Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to
                  Section 906 of the Sarbanes - Oxley Act of 2002

                  Exhibit 99.1 - Press Release Dated October 28, 2003

2.       Reports on Form 8-K

                  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                  NEVADA CHEMICALS, INC.
                                                  (Registrant)



October 28, 2003                                  /s/  John T. Day
------------------                                ----------------
    (Date)                                        John T. Day,
                                                  President
                                                  (principal executive officer)


October 28, 2003                                  /s/  Dennis P. Gauger
----------------                                  ---------------------
    (Date)                                        Dennis P. Gauger,
                                                  Chief Financial Officer
                                                  (principal financial and
                                                  accounting officer)