Form 10-K
period 2003-12-31
NEVADA CHEMICALS INC
filed 2004-03-11
CIK 356342

-------------------------------------------------------------------------------

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549
                           --------------------------

                                    Form 10-K
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

         Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Based on the closing sales price of June 30, 2003, the aggregate market value of the Common Stock held by non-affiliates was $13,467,260 (3,507,099 shares estimated to be held by non-affiliates). Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

         Indicate by check mark whether the Registrant is an accelerated filer
(as defined in Rule 12b-2 of the Exchange Act).  Yes [    ]  No [ X ]

The number of shares outstanding of the registrant's par value $0.001 Common Stock as of March 1, 2004 was 6,807,919.

                             Nevada Chemicals, Inc.
                           Annual Report on Form 10-K
                                Table of Contents



Part I                                                                  Page No.
    Item 1.     Business                                                      1
    Item 2.     Properties                                                    3
    Item 3.     Legal Proceedings                                             3
    Item 4.     Submission of Matters to a Vote of Security Holders           3

Part II
    Item 5.     Market for the Registrant's Common Equity, Related
                  Stockholder Matters and Issuer Purchases of Equity
                  Securities                                                  4
    Item 6.     Selected Financial Data                                       6
    Item 7.     Management's Discussion and Analysis of Financial
                    Condition and Results of Operations                       7
    Item 7A.    Quantitative and Qualitative Disclosure about Market Risk    11
    Item 8.     Financial Statements and Supplementary Data                  11
    Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                       11
    Item 9A.    Controls and Procedures                                      11

Part III
    Item 10.    Directors and Executive Officers of the Registrant           12
    Item 11.    Executive Compensation                                       12
    Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management                                                12
    Item 13.    Certain Relationships and Related Transactions               12
    Item 14.    Principal Accountant Fees and Services                       12

Part IV
    Item 15.    Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K                                                  13

Signatures                                                                   15

PART I

Item 1.           Business

General

         Nevada Chemicals, Inc., a Utah corporation organized in 1979 (the "Company"), supplies chemicals to the gold mining industry in the western United States, primarily through its ownership in Cyanco Company ("Cyanco"), operations considered to be in one business segment. Winnemucca Chemicals, Inc. ("Winnemucca Chemicals"), a wholly owned subsidiary of the Company, has a 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.

         In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its explosives business (the "Explosives Business") to Union Espanola de Explosivos S.A. and certain of its subsidiaries ("UEE"). In connection with this transaction, the name of the Company was changed from Mining Services International Corporation to Nevada Chemicals, Inc.

         The Company's operating revenues consist mainly of earnings from Cyanco based on the equity method of accounting and management fee income from Cyanco. In addition to income from Cyanco operations, the Company earned investment income during 2003 on the Company's cash and cash equivalents and short-term investments.

Cyanco Joint Venture Interest

         Cyanco is a 50/50 joint venture between the Company and Degussa Corporation, a wholly owned subsidiary of Degussa A.G., a German company ("Degussa"). Cyanco produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant. Cyanco services the western U.S. gold mining industry, primarily located in Nevada, selling sodium cyanide for use in leaching precious metals in mining operations. There are principally two types of products marketed to gold mines for the leaching process: (1) a solid "briquette" sodium cyanide product which requires handling and physical dissolution before use, and
(2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes to the mining customer ready to use. The manufacturing cost for the liquid product is lower than for solid product when drying, handling, re-dissolution and chemical adjustment costs at the mine site are taken into account.

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

         Demand for the sodium cyanide manufactured by Cyanco is dependent on the level of gold mining activity it services. The level of gold mining activity is dependent to some extent on the price of gold. Over the past five years, the market price of gold has generally increased from a low of $252 per ounce on July 20, 1999 to as high as $425 per ounce on January 13, 2004. Since then, the price of gold has pulled back to $393 per ounce on March 2, 2004. If the price of gold continues at these higher values, the gold mining community may be induced to expand exploration and production activities. In such event, gold production in Cyanco's market area should remain relatively stable or possibly increase in the foreseeable future.

         Competition and Purchase of FMC Sodium Cyanide Business

         Cyanco historically represented one of three sources of sodium cyanide in the western United States. The world market for briquette or dry-form sodium cyanide is dominated by E.I. DuPont Nemours ("DuPont"). Domestically, Cyanco competed with DuPont and also with FMC Corporation ("FMC"), which marketed and delivered liquid sodium cyanide in the same geographic area as Cyanco.

         Effective April 1, 2002, Cyanco purchased the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its 12-year role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. The FMC supply contracts acquired by Cyanco are with several key Nevada gold mining operations. According to Cyanco estimates, the business purchased represents approximately 25,000 tons of additional sodium cyanide business for Cyanco during the lifetime of the contracts, which vary from approximately four years to the life of certain gold mines. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers and storage tanks.

         As a result of the FMC transaction, Cyanco competes primarily with DuPont to supply sodium cyanide to the Nevada gold mining industry. The Company believes that the important competitive factors in the sodium cyanide market are location, service and quality. However, as gold prices fluctuate, the price of sodium cyanide has become a significant competitive factor. Cyanco has had to meet competitive demands, and has been able to achieve results by being creative and service-oriented and offering competitive pricing.

         Dependence on Customers

         All of the Company's sales occur within the Western United States. Since most of Cyanco's cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A loss of one or more customers could adversely affect future sales, and may cause a material adverse effect on the Company's results of operations. Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation. However, such losses are not currently expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in periods of fluctuating market prices of gold.

         Patents, Trademarks and Licenses

         In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc., a Japanese corporation, in consideration for payment of a one-time license fee, a perpetual license for a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco plant. The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco plant, and is materially important to the plant's operation. The Company's historical research and development expenditures were primarily related to the discontinued Explosives Business. However, the Company developed a patent issued during 2000 for the production and transportation of a "wet-cake" cyanide product which may be used by Cyanco in expanding its freight-logical market. The Company does not currently have any significant research and development activities, and there has not been any customer-sponsored research and development.

         Raw Materials

         Cyanco has historically not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its products. In the present environment, raw material availability could be impacted for short periods of time, but Cyanco does not expect significant difficulty in obtaining raw materials for the longer term. Cyanco must compete with other markets for a major portion of its raw materials (ammonia, caustic soda, natural gas and electricity). The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural and other commercial users. Cyanco has historically entered into long-term contracts for transportation of natural gas to the Cyanco facility. Cyanco has not had significant difficulty in obtaining the other necessary raw materials since there are alternative sources of supply. Cyanco has experienced, however, wide fluctuations in the cost of raw materials driven by the cost of natural gas, which in turn impacts the price and availability of ammonia and caustic soda. It is Cyanco's intent wherever possible to continue to pass short-term raw material price fluctuations on to its client base in order to maintain profitability. However, not all of the supply relationships include such cost sharing provisions.

         Employees

         The Company currently employs two individuals and one part-time consultant at its corporate offices. Cyanco has 29 employees at its plant in Winnemucca, Nevada. The Company and Cyanco consider relations with their employees to be positive.

         Environmental Compliance

         Cyanco is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of sodium cyanide and related raw materials. In preparation for the manufacture and sale of liquid sodium cyanide at the Cyanco plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers and development of an emergency response plan in the event of a hazardous materials spill. Cyanco's processes are designed such that no liquid discharge is created during the manufacture of its product. Compliance with such laws, rules and regulations on an ongoing basis is not expected to require additional material capital expenditures in the short-term. Recently Cyanco has reviewed and increased security measures in light of potential terrorist activities at chemical facilities.

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


Item 2.           Properties

         The Company currently leases office facilities comprised of 1,325 square feet and located at 9149 South Monroe Plaza Way, Sandy, Utah under a one-year lease agreement.

         Cyanco owns its property, consisting of approximately 1,300 acres of land and manufacturing facilities near Winnemucca, Nevada.

Item 3.           Legal Proceedings

         The Company is not a party to any legal proceedings.

Item 4.           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

PART II


Item 5: Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

         (a) Price Range of Common Stock

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

                                                          Closing Prices
                                                          --------------

                                                       High             Low
                                                       ----             ---

  2002     First Quarter                               $2.50            $1.30
           Second Quarter                              $4.00            $2.35
           Third Quarter                               $3.15            $2.65
           Fourth Quarter                              $3.39            $2.45


  2003     First Quarter                               $3.62            $2.85
           Second Quarter                              $3.95            $3.02
           Third Quarter                               $4.48            $3.60
           Fourth Quarter                              $5.77            $4.21


         On March 1, 2004, the closing quotation for the common stock on NNM was $5.00 per share. As reflected by the high and low prices on the foregoing table, the trading price of the Common Stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, fluctuations in the price of gold, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

         (b) Approximate number of equity security holders

         The approximate number of record holders of the Company's Common Stock as of March 1, 2004 was 470, which does not include shareholders whose stock is held through securities position listings.

         (c) Dividends

         During 2003, the Company declared dividends of $.05 per share on a total of 6,807,919 outstanding shares for each of the second, third and fourth calendar quarters, for an aggregate dividend of approximately $1,021,000 during 2003. The dividends for the second and third quarters were paid in cash, with dividends payable of $341,000 for the fourth quarter included in accounts payable and accrued expenses in the Company's consolidated balance sheet at December 31, 2003. These dividends payable were paid in January 2004. Payment of dividends is within the discretion of the Company's Board of Directors and there are no material restrictions that limit the Company's ability to pay dividends on the Common Stock. The Company paid no cash dividends during 2002.

         (d) Securities authorized for issuance under equity compensation plans

         The Company does not have any equity compensation plans that have not been approved by its shareholders. Under the Company's 1988 Non-Qualified Stock Option Plan (the "Option Plan"), as amended, a maximum of 1,315,130 common shares were made available for granting of options to purchase common stock. The Option Plan, and subsequent material amendments or additions to shares available for granting options, were previously approved by the shareholders of the Company. The following table presents information concerning the Option Plan.


                                                                                      Number of Securities
                                                                                     Remaining Available for
                                                                                      Future Issuance Under
                              Number of Securities         Weighted-Average         Equity Compensation Plans
                           to be Issued Upon Exercise     Exercise Price of      (Excluding Securities Reflected
      Plan Category          of Outstanding Options      Outstanding Options             in Column (a))
------------------------------------------------------------------------------------------------------------------
                                       (a)                      (b)                             (c)
Equity compensation plans
   approved by security
   holders                           208,500                    $1.34                        614,207

See also Note 10 of the Notes to Consolidated Financial Statements for further information regarding the Option Plan.

         During 2003, the Company did not sell any of its equity securities.

         During the fourth quarter of 2003, neither the Company nor any of its affiliates purchased any equity securities of the Company.

Item 6.           Selected Financial Data

         The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2003 were derived from audited financial statements of the Company and its consolidated subsidiaries. The financial statements as of and for each of the fiscal years in the five year period were audited by Tanner + Co., independent public accountants. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes thereto.

                                                                       Years Ended December 31,
                                                     2003         2002        2001        2000        1999
                                                    -------------------------------------------------------
                                                               (in thousands except per share amounts)
Results of Operations Data (1):
   Operating revenues and equity in earnings (2)    $ 2,960     $ 3,912     $ 2,533     $ 2,066     $ 2,880
   Income from continuing
      operations before extraordinary
      item                                            1,705       2,128       1,007         795         817
   Extraordinary item-extinguishment of debt              -           -           -           -       1,599
   Income (loss) from discontinued
      operations                                          -           -        (821)     (4,826)     (1,691)
   Net income (loss)                                  1,705       2,128         186      (4,301)        725

   Earnings (loss) per common
      share - diluted:
      Income from continuing
         operations before extraordinary
         item                                       $  0.24     $  0.29     $  0.14     $  0.11    $   0.11
      Extraordinary item                                  -           -           -           -        0.22
      Income (loss) from discontinued
         operations                                       -           -       (0.11)      (0.66)      (0.23)
      Net income (loss)                                0.24        0.29        0.03       (0.55)       0.10

   Cash dividends declared per
      per common share                              $  0.15     $     -     $     -     $     -    $  0.025

Balance Sheet Data:

   Total Assets                                     $25,264     $24,692     $23,661     $22,590    $ 29,986
   Long-term debt                                         -           -           -           -           -
   Stockholders' equity                              21,897      22,011      20,314      20,245      24,351


(1) The sale of the Explosives Business in 2001 is accounted for as a discontinued operation, and accordingly, amounts in the financial statements and related notes for all periods have been restated to reflect discontinued operations accounting, including offsetting long-term debt and other liabilities assumed in the sale against the net assets sold on the consolidated balance sheets.

(2) Includes the Company's 50% share of the operating results of Cyanco reported using the equity method of accounting.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         On November 8, 2001, the shareholders of the Company approved the sale of the Explosives Business pursuant to an Asset Purchase Agreement between the Company and UEE. The Company entered into the agreement on November 30, 2000 and consummated the sale on November 15, 2001. The sale of the Explosives Business is accounted for as a discontinued operation, and accordingly, the operating results for the Explosives Business in the accompanying financial statements for the years ended December 31, 2001 have been presented as discontinued operations.

         Continuing operations reported in the statements of operations for all periods presented consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, management fee income from Cyanco, investment income on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the years ended December 31, 2003, 2002 and 2001 is presented in Note 11 to the Company's consolidated financial statements. Separate audited financial statements of Cyanco are included in this report as
Exhibit 99.1.

         Effective April 1, 2002, Cyanco purchased the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers and storage tanks.

         The following discussion of results of operations includes only continuing operations. For discussions of historical results of operations of the discontinued explosives business, refer to the Company's previous annual or quarterly filings for 2001 and prior years.


Results of Operations

         2003 vs. 2002

         Equity in earnings of Cyanco decreased $807,000, or 24%, in 2003 compared to 2002. Cyanco revenues decreased $487,000, or 2%, in 2003 compared to 2002. The decrease in revenues is due to two factors: (1) lower volumes in the current year resulting from market pressures and (2) certain customers decreasing purchases during scheduled maintenance of mining facilities in 2003. These decreases in revenues from lower volumes of product sold were partially offset by the ability of the Company to increase sales prices for certain customers with cost plus pricing arrangements, and from the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC in April 2002. Cyanco costs and expenses increased $1,129,000, or 5%, in 2003 compared to 2002, primarily due to the increase in certain key raw material costs compared to last year. As a result, Cyanco net income before taxes decreased $1,616,000 or 24%, during 2003 compared to 2002.

         Management fee revenue from Cyanco decreased to $451,000 in 2003 compared to $460,000 in 2002 due to the decreased revenues of Cyanco.

         Other operating revenues decreased to $0 in 2003 compared to $136,000 in 2002. The decrease is due to elimination of rental income as a result of the sale of the Company's office building in November 2002.

         Investment and other income increased to $302,000 in 2003 compared to $270,000 in 2002. The increase in investment earnings is attributable to higher average balances in cash equivalents and short-term investments in 2003 compared to 2002, and to an improvement in the rate of return on investments due to increased diversification of investment securities in 2003.

         The Company realized a total gain on the sale of assets of $680,000 in 2002, of which $220,000 related to the sale of the office building and $460,000 related to the Company's share of proceeds from the sale of the assets of the Company's joint venture in West Africa. The Company had no sales of assets in 2003.

         General and administrative expenses decreased $617,000 or 49%, in 2003 compared to 2002. This decrease is due primarily to certain significant non-recurring expenses in 2002. In 2002, the Company incurred $206,000 of compensation expense to two members of the board of directors, $103,000 each for services and the directors' surrender of all their outstanding stock options. Also, an additional $214,000 in bad debt expense was recorded in 2002 related to net notes and accounts receivable estimated to be uncollectible by UEE that were assigned back to the Company by UEE pursuant to the terms of the agreement to sell the Explosives Business. The Company continues to pursue collection of the assigned receivables. During 2003, the Company recovered $70,000 of the receivables, which was recorded as an offset to general and administrative expenses. In addition, $62,000 of the decrease in 2003 is due to the elimination of operating expenses and depreciation expense associated with the office building sold in November 2002.

         2002 vs. 2001

         Equity in earnings of Cyanco increased $1,253,000, or 61%, in 2002 compared to 2001. Cyanco revenues increased $865,000, or 3%, in 2002 compared to 2001. The increase in Cyanco revenues is due primarily to the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC and increased sales to existing customers in response to increased mining activity resulting from higher prices of gold. The increase in revenues was tempered somewhat by lower sales prices to some customers due to market pressures and to certain contracts containing cost plus pricing, since the cost of certain key raw materials decreased from levels experienced in 2001. Even with the increase in revenues and resultant production increases, Cyanco costs and expenses decreased $1,641,000, or 6% in 2002 compared to 2001. The decrease in operating costs resulted primarily from improvement in variable manufacturing costs as the cost of certain key raw materials decreased. As a result, Cyanco net income before taxes increased $2,506,000, or 61% during 2002 compared to 2001.

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

         Investment and other income increased to $270,000 in 2002 compared to $86,000 in 2001. The increase in investment earnings is attributable to higher average balances in cash equivalents and short-term investments in 2002 compared to 2001 due to the investment of proceeds received from the sale of the Explosives Business, the sale of the Company's office building and the sale of the assets of the Company's joint venture in West Africa.

         The Company realized a total gain on the sale of assets of $680,000 in 2002, of which $220,000 related to the sale of the office building and $460,000 related to the Company's share of proceeds from the sale of the assets of the Company's joint venture in West Africa. No such sales of assets, other than those of the discontinued Explosives Business, occurred in 2001.

         General and administrative expenses increased $241,000 or 24%, in 2002 compared to 2001. This increase is due primarily to $206,000 of compensation expense incurred in 2002 to two members of the Company's Board of Directors, $103,000 each for services and the directors' surrender of all their outstanding stock options. Also, an additional $214,000 in bad debt expense was recorded in 2002 related to net notes and accounts receivable estimated to be uncollectible by UEE that were assigned back to the Company by UEE pursuant to the terms of the agreement to sell the Explosives Business. The Company continues to pursue collection of the assigned receivables.


Liquidity and Capital Resources

         As part of the purchase of the Explosives Business in November 2001, UEE assumed all long-term debt of the Company. During 2003 and 2002, the Company incurred no new long-term debt. Therefore, at December 31, 2003, the liabilities of the Company consisted only of current liabilities of $1,635,000 and deferred income taxes payable of $1,732,000. Current liabilities at December 31, 2003 consisted of trade accounts payable of $15,000, dividends payable of $341,000 and accrued expenses (comprised primarily of accrued income taxes) of $1,279,000. These current liabilities compare favorably to total current assets of $12,393,000 at December 31, 2003. Current assets were comprised primarily of cash and cash equivalents of $6,424,000 and short-term investments that are available for sale of $5,614,000.

         Cash in excess of short-term operating needs has been invested primarily in a variety of interest bearing investment accounts with maturities ranging from 30 days to one year. The board of directors of the Company is currently evaluating alternative uses for the cash of the Company, including optimizing short-term investment results, diversification of the Company's business, further investment in Cyanco, the payment of dividends to shareholders and other strategies.

         Net cash used in operating activities for 2003 was $(439,000) compared to net cash used in operating activities of $(1,010,000) for 2002. This decrease in net cash used in operations is due to the reduction in general and administrative expenses further discussed above. Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

         Net cash provided by investing activities for 2003 was $1,714,000 compared to net cash provided by investing activities of $1,032,000 for 2002. In 2003, the Company received $3,000,000 in distributions from Cyanco and net collections of notes receivable from UEE and its subsidiaries of $319,000. These principal sources of cash from investing activities were offset in 2003 by the purchase of property and equipment of $(2,000) and the net purchase of short-term investments of $(1,603,000). In 2002, net cash realized from the sale of assets, comprised of the Company's office building and assets of its West Africa joint venture, totaled $1,556,000. The Company also received $3,000,000 in distributions from Cyanco in 2002 and net collections of notes receivable from UEE and its subsidiaries of $489,000. Cash received from investing activities in 2002 was partially offset by the net purchase of short-term investments of $(4,013,000).

         Net cash used in financing activities for 2003 was $(1,463,000) compared to net cash used in financing activities of $(421,000) for 2002. Net cash used in financing activities in 2003 consisted of $680,000 in dividends for the second and third quarters, and $783,000 for the purchase and retirement of treasury stock. During 2003, the Company declared dividends of $.05 per share for each of the second, third and fourth quarters. The dividend for the fourth quarter of 2003 of $341,000 was paid in January 2004. The net cash used in financing activities in 2002 consisted of $(421,000) used to purchase treasury stock. In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. As part of the stock repurchase program, the Company purchased and retired 251,224 and 146,797 common shares in 2003 and 2002, respectively.

         The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency ("CCRA") of previously filed income tax returns in Canada. Todate, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company, and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in income taxes payable at December 31, 2003 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

         The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the year ending December 31, 2004.

Critical Accounting Policies

         Our critical accounting policies include the following:

                o        Investment in Cyanco
                o        Discontinued Operations
                o        Short-Term Investments

         Since the Company does not own more than 50% of Cyanco, the financial statements of Cyanco are not consolidated with the financial statements of the Company. The Company accounts for its investment in Cyanco using the equity method of accounting. Equity in earnings of Cyanco is based on the Company's 50% ownership in Cyanco and is calculated and recognized at the end of each month. Management fees from Cyanco are recognized monthly and are calculated as a percentage of Cyanco revenues based on the joint venture agreement. Summarized financial information for Cyanco is included in Note 11 to the consolidated financial statements of the Company. See also the separate audited financial statements of Cyanco included in this report as Exhibit 99.1.

         In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its Explosives Business to UEE. The sale of the Explosives Business is accounted for as a discontinued operation, and accordingly, the operating results for the Explosives Business in the accompanying consolidated financial statements for the year ended December 31, 2001 have been presented as discontinued operations.

         The Company's current assets at December 31, 2003 were comprised primarily of cash and cash equivalents of $6,424,000 and short-term investments of $5,614,000. Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. The short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses are included in the consolidated statements of operations.

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

Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

         A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments. However, the Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. Significant changes in interest rates could have a material impact on the Company's consolidated financial position and results of operations.

         The Company has no foreign operations and is currently not exposed to material risks from changes in foreign currency.

Item 8.           Financial Statements and Supplementary Data.

         The financial statements of the Company and of Cyanco required by this Item are contained in a separate section of this report. See "Index to Consolidated Financial Statements" on Page F-1 for the consolidated financial statements of the Company included in this report, and the separate financial statements of Cyanco included as Exhibit 99.1

         The following table presents quarterly financial data for each of the four quarters in 2003 and 2002. All amounts for 2003 and 2002 are from continuing operations, since discontinued operations of the Explosives Business are presented in the accompanying consolidated statements of operations for 2001 only.

Amounts in thousands                           2003                                         2002
  (except per share data)        Q1       Q2        Q3         Q4             Q1       Q2        Q3         Q4
Revenues and equity
   in earnings                   $ 579     $ 486     $ 954      $ 941         $ 472     $ 845    $1,446    $ 1,149

Net income                         319       260       578        548           208       676       644        600

Earnings per common
   share - diluted               $0.04     $0.04    $ 0.08     $ 0.08         $0.03     $0.09    $ 0.09     $ 0.08


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
         None.


Item 9A.          Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of December 31, 2003, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

         (b) Changes in internal controls

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART III


Item 10           Directors and Executive Officers of the Registrant.

         The information required by this Item is contained in our 2004 Definitive Proxy Statement under the headings "Election of Directors" and "Executive Officers," and is incorporated in this report by reference.


Item 11.          Executive Compensation

         The information required by this Item is contained in our 2004 Definitive Proxy Statement under the heading "Executive Compensation," and is incorporated in this report by reference.


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         The information required by this Item is contained in our 2004 Definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated in this report by reference.


Item 13.          Certain Relationships and Related Transactions.

         There are no transactions to report under this Item for the year ended December 31, 2003.


Item 14.          Principal Accountant Fees and Services

         The information required by this Item is contained in our 2004 Definitive Proxy Statement under the heading "Ratification of Selection of Independent Public Accountants," and is incorporated in this report by reference.

PART IV

Item 15.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a)      The following documents are filed as a part of this report:

         1. The audited consolidated financial statements of the Company and the report of independent certified public accountants required in
              Part II, Item I are included on pages F-1 to F-21. See the Index to Consolidated Financial Statements on page F-1.

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

         3.   Exhibits:

                    3.1 Articles of Amendment and Restatement of the Articles of Incorporation to restate the articles of incorporation and to reflect the name change to Nevada Chemicals, Inc. (Incorporated herein by reference from Form 10-K filed by the Company for the fiscal year ended December 31, 2001).

                    3.2 Bylaws of the Corporation as amended May 19, 1999 (Incorporated herein by reference from the Form 10-K/A filed by the Company for the fiscal year ended December 31, 2000).

                    4.1 1988 Nonqualified Stock Option Plan, as amended through May 19, 1999 (Incorporated by reference from the Form 10-K filed by the Company for the fiscal year ended December 31, 1999).

                    14 Nevada Chemicals, Inc. Code of Ethics and Business Conduct (this filing).

                    21      List of Subsidiaries (this filing).

                    23      Independent Auditors' Consent (this filing).

                    31.1 Certification of Principal Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (this filing).

                    31.2 Certification of Principal Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (this filing).

                    32.1 Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this filing).

                    32.1 Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this filing).

                    99.1 The financial statements for the fiscal year ended December 31, 2003 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent certified public accountants (this filing).

                    99.2    Press release dated March 11, 2004 (this filing).


     (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2003.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 NEVADA CHEMICALS, INC.


                                                 /s/ John T. Day
                                                 -------------------------
                                                 John T. Day, President

                                                 Date:  March 11, 2004


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

 Signatures                  Capacity in Which Signed                  Date
 ----------                  ------------------------                  ----

/s/ Bryan Bagley          Chairman of the Board of Directors      March 11, 2004
--------------------
Bryan Bagley


/s/ John T. Day           President, Chief Executive Officer      March 11, 2004
--------------------      and Director (Principal Executive
John T. Day               Officer)


/s/ James Solomon         Director                                March 11, 2004
--------------------
James Solomon


/s/ Nathan L. Wade        Director                                March 11, 2004
--------------------
Nathan L. Wade


/s/ G. Garfield Cook      Director                                March 11, 2004
--------------------
G. Garfield Cook


/s/ Dennis P. Gauger      Chief Financial Officer and Principal   March 11, 2004
--------------------      Accounting Officer
Dennis P. Gauger

                             NEVADA CHEMICALS, INC.
                   Index to Consolidated Financial Statements


Independent Auditors' Report                                                F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Operations                                       F-4

Consolidated Statements of Stockholders' Equity                             F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-7

                                                    INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders of Nevada Chemicals, Inc.


We have audited the consolidated balance sheets of Nevada Chemicals, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years ended December 31, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Chemicals, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the years ended December 31, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.


TANNER + CO.


Salt Lake City, Utah
March 4, 2004

                             NEVADA CHEMICALS, INC.
                           Consolidated Balance Sheets


                                                                       December 31
Assets                                                         2003                2002
------                                                     ---------------------------------
Current assets:
   Cash and cash equivalents                               $   6,424,000       $   6,612,000
   Short-term investments                                      5,614,000           4,026,000
   Receivables                                                    94,000              99,000
   Prepaid expenses                                               40,000              41,000
   Current portion of notes receivable                           221,000             319,000
                                                           ---------------------------------

   Total current assets                                       12,393,000          11,097,000

Investment in joint venture                                   12,428,000          12,919,000
Notes receivable                                                 186,000             407,000
Property and equipment, net                                       29,000              38,000
Other assets                                                     228,000             231,000
                                                           ---------------------------------

                                                           $  25,264,000       $  24,692,000
                                                           =================================

Liabilities and Stockholders' Equity
------------------------------------

Current liabilities - accounts payable and accrued
   expenses                                                $   1,635,000     $     1,097,000

Deferred income taxes                                          1,732,000           1,584,000
                                                           ---------------------------------

   Total liabilities                                           3,367,000           2,681,000
                                                           ---------------------------------

Commitments and contingencies

Stockholders' Equity:
   Common stock, $.001 par value, 500,000,000 shares
      authorized, 6,807,919 and 7,059,143 shares issued
      and outstanding                                              7,000               7,000
   Capital in excess of par value                              3,512,000           4,295,000
   Accumulated other comprehensive income (loss)                  (2,000)             13,000
   Retained earnings                                          18,380,000          17,696,000
                                                           ---------------------------------

   Total stockholders' equity                                 21,897,000          22,011,000
                                                           ---------------------------------

                                                           $  25,264,000       $  24,692,000
                                                           =================================


          See accompanying notes to consolidated financial statements.

                             NEVADA CHEMICALS, INC.
                      Consolidated Statements of Operations


                                                                      Years Ended December 31
                                                              2003              2002                 2001
                                                         ----------------------------------------------------
Revenues and equity in earnings:
   Management fee from joint venture                     $    451,000       $    460,000         $    443,000
   Equity in earnings of joint venture                      2,509,000          3,316,000            2,063,000
   Other                                                            -            136,000               27,000
                                                         ----------------------------------------------------

     Total                                                  2,960,000          3,912,000            2,533,000

General and administrative expenses                           639,000          1,256,000            1,015,000
                                                         ----------------------------------------------------

Operating income from continuing operations                 2,321,000          2,656,000            1,518,000
                                                         ----------------------------------------------------

Other income:
   Investment and other income                                302,000            270,000               86,000
   Gain on sale of assets                                           -            680,000                    -
                                                         ----------------------------------------------------

   Total other income                                         302,000            950,000               86,000
                                                         ----------------------------------------------------

Income from continuing operations before
   provision for income taxes                               2,623,000          3,606,000            1,604,000

Provision for income taxes                                    918,000          1,478,000              597,000
                                                         ----------------------------------------------------

Income from continuing operations                           1,705,000          2,128,000            1,007,000

Discontinued operations:
   Loss from discontinued operations of explosives
      business, net of income tax benefit of $214,000               -                  -             (365,000)
   Loss on disposal of explosives business, including
      provision for income taxes of $(301,000)                      -                  -             (456,000)
                                                         ----------------------------------------------------

Net income                                               $  1,705,000       $  2,128,000         $    186,000
                                                         ====================================================

Earnings (loss) per common share - basic:
   Continuing operations                                 $       0.25       $       0.30         $       0.14
   Discontinued operations                                          -                  -                (0.11)
                                                         ----------------------------------------------------

                                                         $       0.25       $       0.30         $       0.03
                                                         ====================================================

Earnings (loss) per common share - diluted:
   Continuing operations                                 $       0.24       $       0.29         $       0.14
   Discontinued operations                                          -                  -                (0.11)
                                                         ----------------------------------------------------

                                                         $       0.24       $       0.29         $       0.03
                                                         ====================================================

Weighted average number of shares outstanding:
   Basic                                                    6,879,000          7,174,000            7,301,000
   Diluted                                                  7,016,000          7,327,000            7,333,000


          See accompanying notes to consolidated financial statements.

                             NEVADA CHEMICALS, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2003, 2002 and 2001


                                                          Capital        Accumulated
                                     Common Stock        in Excess         Other
                                    ------------------    of Par        Comprehensive     Retained      Treasury
                                     Shares     Amount      Value       Income (Loss)     Earnings       Stock        Total
                                    ------------------------------------------------------------------------------------------

Balance, January 1, 2001            7,314,260  $ 7,000   $ 5,312,000      $ (456,000)    $15,382,000        $ -   $ 20,245,000

Comprehensive net income
   calculation:
   Net income                               -        -             -               -         186,000          -        186,000
   Foreign currency translation
      adjustment, net                       -        -             -         456,000               -          -        456,000
                                                                                                                  ------------
Comprehensive income                        -        -             -               -               -          -        642,000
                                                                                                                  ------------
Purchase of treasury stock                  -        -             -               -               -   (573,000)      (573,000)
                                    ------------------------------------------------------------------------------------------

Balance, December 31, 2001          7,314,260    7,000     5,312,000               -      15,568,000   (573,000)    20,314,000

Comprehensive net income
   calculation:
   Net income                               -        -             -               -       2,128,000          -      2,128,000
   Net unrealized gains
      on investments                        -        -             -          13,000               -          -         13,000
                                                                                                                  ------------

Comprehensive income                        -        -             -               -               -          -      2,141,000
                                                                                                                  ------------

Purchase and retirement of
   treasury stock                    (255,117)       -    (1,017,000)              -               -    573,000       (444,000)
                                    ------------------------------------------------------------------------------------------

Balance, December 31, 2002          7,059,143    7,000     4,295,000          13,000      17,696,000          -     22,011,000

Comprehensive net income
   calculation:
   Net income                               -        -             -               -       1,705,000          -      1,705,000
   Net unrealized losses
      on investments                        -        -             -         (15,000)              -          -        (15,000)
                                                                                                                  ------------

Comprehensive income                        -        -             -               -               -          -      1,690,000
                                                                                                                  ------------
Dividends declared                          -        -             -               -      (1,021,000)               (1,021,000)

Purchase and retirement of
   treasury stock                    (251,224)       -      (783,000)              -               -          -       (783,000)
                                    ------------------------------------------------------------------------------------------

Balance, December 31, 2003          6,807,919  $ 7,000   $ 3,512,000      $   (2,000)    $18,380,000   $      -   $ 21,897,000
                                    ==========================================================================================



    See accompanying notes to consolidated financial statements.

                             NEVADA CHEMICALS, INC.
                      Consolidated Statements of Cash Flows

                                                                                    Years Ended December 31
                                                                         2003               2002              2001
                                                                    --------------------------------------------------
Cash flows from operating activities:
   Net income                                                       $   1,705,000       $  2,128,000      $    186,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation and amortization                                        11,000             36,000           941,000
      Provision for losses on assets                                            -            223,000                 -
      Loss on sale of discontinued explosives business                          -                  -           456,000
      Equity in earnings of joint ventures                             (2,509,000)        (3,316,000)       (3,276,000)
      Gain on sale of assets                                                    -           (680,000)         (223,000)
      Recognition of cumulative foreign currency
         translation adjustment                                                 -                  -           456,000
      Deferred income taxes                                               148,000            110,000          (580,000)
      (Increase) decrease in:
         Receivables                                                        5,000          1,243,000           161,000
         Inventories                                                            -                  -            94,000
         Prepaid expenses                                                   1,000              8,000           (45,000)
         Other assets                                                       3,000             14,000          (131,000)
      Increase (decrease) in accounts payable
         and accrued expenses                                             197,000           (776,000)        1,170,000
                                                                    --------------------------------------------------

      Net cash used in operating activities                              (439,000)        (1,010,000)         (791,000)
                                                                    --------------------------------------------------

Cash flows from investing activities:
   Distributions from joint venture                                     3,000,000          3,000,000         1,442,000
   Proceeds from sale of assets                                                 -          1,556,000           253,000
   Net cash received from sale of discontinued
      explosives business                                                       -                  -         5,203,000
   Increase in notes receivable                                                 -         (1,000,000)                -
   Payments on notes receivable                                           319,000          1,489,000           180,000
   Purchase of property and equipment                                      (2,000)                 -          (542,000)
   Net purchases of short-term investments                             (1,603,000)        (4,013,000)                -
                                                                    --------------------------------------------------

          Net cash provided by investing activities                     1,714,000          1,032,000         6,536,000
                                                                    --------------------------------------------------

Cash flows from financing activities:
   Proceeds from long-term debt                                                 -                  -           250,000
   Payments of long-term debt                                                   -                  -          (578,000)
   Payments of dividends                                                 (680,000)                 -                 -
   Purchase and retirement of treasury stock                             (783,000)          (421,000)         (519,000)
                                                                    --------------------------------------------------

         Net cash used in financing activities                         (1,463,000)          (421,000)         (847,000)
                                                                    --------------------------------------------------

Net increase (decrease) in cash and cash equivalents                     (188,000)          (399,000)        4,898,000

Cash and cash equivalents, beginning of year                            6,612,000          7,011,000         2,113,000
                                                                    --------------------------------------------------

Cash and cash equivalents, end of year                              $   6,424,000       $  6,612,000      $  7,011,000
                                                                    ==================================================

See accompanying notes to consolidated financial statements.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements


Note 1:  Organization and Significant Accounting Policies

         Organization - Nevada Chemicals, Inc. (the "Company"), primarily through its ownership in Cyanco Company ("Cyanco"), supplies chemicals to the gold mining industry in the United States. Winnemucca Chemicals, Inc. ("Winnemucca Chemicals"), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is included in Note 11.

         In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its explosives business to Union Espanola de Explosivos S.A. and certain of its subsidiaries ("UEE"). The explosives business is accounted for as a discontinued operation in the consolidated financial statements for 2001.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its consolidated subsidiaries. All significant inter-company balances and transactions have been eliminated.

         Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents includes all cash and investments with original maturities to the Company of three months or less.

         Short-term Investments - Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments. These investments at December 31, 2003 and 2002 are classified by management as available for sale. The short-term investments are recorded at fair value, with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses are included in the consolidated statements of operations.

         Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale of property and equipment are included in the consolidated statements of operations.

         Translation of Foreign Currencies - Prior to the sale of the explosives business, the cumulative effect of currency translation adjustments was included in stockholders' equity. These items represent the effect of translating assets and liabilities of the Company's foreign operations. Subsequent to the sale of the explosives business, the Company had no material foreign operations.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         Revenue Recognition - The Company's revenues and equity in earnings consist mainly of earnings from Cyanco based on the equity method of accounting and management fees from Cyanco. Equity in net earnings of Cyanco is based on the Company's 50% ownership in Cyanco, and is calculated and recognized at the end of each month. Management fee income from Cyanco is recognized monthly based on the Cyanco joint venture agreement.

         Income Taxes - Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation and amortization, undistributed earnings from joint ventures, which qualify under certain tax deferral treatment, and foreign tax credits.

         Stock-Based Compensation - At December 31, 2003, the Company has a stock-based employee compensation plan, which is described more fully in Note
10. The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income, as all options granted under the plan had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

         The following table illustrates the effect on net income and earnings per share if the Company applied the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation.

                                                 Years Ended December 31
                                                2003              2002             2001
                                             ---------------------------------------------

Net income as reported                       $1,705,000       $2,128,000         $ 186,000

Deduct stock-based employee
   compensation determined under fair
   value based method for all awards,
   net of related tax effects                         -                -           (76,000)
                                             ---------------------------------------------

Net income - pro forma                       $1,705,000       $2,128,000         $ 110,000
                                             =============================================

Earnings per share:
   Basic - as reported                       $     0.25       $     0.30         $    0.03
   Basic - pro forma                         $     0.25       $     0.30         $    0.02

   Diluted - as reported                     $     0.24       $     0.29         $    0.03
   Diluted - pro forma                       $     0.24       $     0.29         $    0.02

No options were granted in 2003 and 2002.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

         The fair value of the options granted in 2001 is estimated at the date of grant using the Black-Scholes option pricing model with the following assumptions: expected dividend yield of $0; expected stock price volatility of 62%; risk-free interest rate of 4.66%; and expected life of options of 2 years. The weighted average fair value of options granted during 2001 was $.45.

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                                Years Ended December 31
                                           2003         2002          2001
                                       -----------------------------------------
Weighted average number of shares
   outstanding - basic                  6,879,000     7,174,000      7,301,000
Dilutive effect of stock options          137,000       153,000         32,000
                                       -----------------------------------------

Weighted average number of shares
   outstanding, assuming dilution       7,016,000     7,327,000      7,333,000
                                       =========================================

         Concentration of Credit Risk - At December 31, 2003, financial instruments which potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents, short-term investments and receivables.

         The Company maintains its cash and cash equivalents in bank deposit accounts which, at times, may exceed federally insured limits. Short-term investments consist of various investment products placed with a variety of financial institutions. The Company has not experienced material losses in such accounts and believes it is not exposed to any significant credit risk on cash and cash equivalents and short-term investments.

         Receivables consist primarily of management fees from Cyanco and accrued interest on notes receivable. Management does not believe significant credit risk exists for these receivables at December 31, 2003.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

         Cyanco's customer base consists primarily of mining companies in the Western United States. Since most of Cyanco's customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A loss of one or more customers could adversely affect future sales, and may cause material adverse effect on Cyanco's results of operations. Although Cyanco is directly affected by the economic health of the mining industry, management does not believe significant credit risk exists at December 31, 2003. In addition, Cyanco has purchase commitments with suppliers of certain raw materials covering various time periods and containing various pricing arrangements. Management believes alternative sources of the raw materials are available in the event that the suppliers are unable to meet Cyanco's raw material needs.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Recent Accounting Pronouncements - In November 2002, the FASB issued Interpretation No. ("FIN") 45, Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under guarantees issued. FIN 45 also clarifies that a guarantor is required to recognize, at inception of a guarantee, a liability for the fair value of the guarantee. The disclosure requirements are effective for financial statements of interim or annual periods ending after December 31, 2002. Because the Company currently is not a guarantor on any indebtedness, the adoption of FIN 45 did not have any effect on the Company's consolidated financial position or results of operations.

         In December 2003, the FASB issued Interpretation No. 46 ("FIN 46R") (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 ("ARB 51"), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity. FIN 46R replaces FASB Interpretation No. 46 (FIN
46), which was issued in January 2003. Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity ("VIE"). As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities. There is no grandfathering of existing entities. Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004. The adoption of FIN 46 had no effect on the Company's consolidated financial position, results of operations or cash flows.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The purpose of SFAS 149 is to amend and clarify financial accounting and reporting for derivative and hedging activities under SFAS 133. SFAS 149 is effective for contracts entered into or modified after June 30, 2003 and for designated hedging relationships after June 30, 2003. Since the Company does not currently participate in derivative and hedging activities, the adoption of SFAS 149 did not have any effect on the Company's consolidated financial position or results of operations.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Instruments With Characteristics of Both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. The statement was effective on July 1, 2003 for financial instruments entered into or modified after May 31, 2003, and otherwise effective for existing financial instruments entered into before May 31, 2003. Since the Company does not have any financial instruments within the scope of this statement, the adoption of SFAS No. 150 did not have any effect on the Company's consolidated financial position or results of operations.

         Reclassifications - Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

Note 2:  Short-Term Investments

         Short-term investments are comprised of the following:

                                                                          December 31
                                                        2003                                  2002
                                         ----------------------------------------------------------------------------
                                                Cost             Market Value         Cost             Market Value
                                         ----------------------------------------------------------------------------
Certificates of deposit                  $        191,000     $        189,000  $     3,884,000     $      3,897,000
Managed bond funds                              2,624,000            2,624,000                -                    -
U.S. government securities                        697,000              697,000                -                    -
Corporate paper                                 1,503,000            1,503,000                -                    -
Other                                             601,000              601,000          129,000              129,000
                                         ----------------------------------------------------------------------------

                                                5,616,000            5,614,000        4,013,000            4,026,000
Net unrealized gains (losses)                      (2,000)                   -           13,000                   -
                                         ----------------------------------------------------------------------------

                                         $      5,614,000    $      5,614,000   $     4,026,000     $      4,026,000
                                         ============================================================================

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         All short-term investments at December 31, 2003 and 2002 had scheduled maturities within one year. Net realized losses on short-term investments were $44,000 for the year ended December 31, 2003. No realized gains or losses on short-term investments were recorded in 2002 and 2001.

Note 3:  Detail of Certain Balance Sheet Accounts

                                                          December 31
                                                  2003                 2002
                                           -------------------------------------
Receivables:
   Related party (see Note 9)              $        53,000      $        52,000
   Accrued interest receivable                      41,000               47,000
                                           -------------------------------------

                                           $        94,000             $ 99,000
                                           =====================================

Accounts payable and accrued expenses:
   Accounts payable - trade                $        15,000      $        10,000
   Income taxes payable ( see Note 14)           1,243,000            1,040,000
   Dividends payable                               341,000                    -
   Other accrued expenses                           36,000               47,000
                                           -------------------------------------

                                           $     1,635,000      $     1,097,000
                                           =====================================

Note 4:  Notes Receivable

         Notes receivable are comprised of the following:

                                                           December 31
                                                    2003             2002
                                             -----------------------------------
Unsecured note receivable
   from UEE, due $200,000 in
   July 2004 and $186,000 in
   July 2005, plus interest
   at 8.5%                                   $     386,000      $       587,000

Unsecured note receivable
   from a subsidiary of UEE, in
   monthly installments of $10,000,
   including interest at 6.5%                       21,000              139,000
                                             -----------------------------------

                                                   407,000              726,000

Less current portion                               221,000              319,000
                                             -----------------------------------

Long- term portion                           $     186,000      $       407,000
                                             ===================================

                              NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)

         In connection with the sale of the explosives business, any receivables, less an agreed upon reserve of $153,000, that had not been collected within 240 days of the closing date (November 15, 2001) were to be offset against the note receivable from UEE in the reverse order of maturity. During 2002, the note receivable from UEE was reduced by $214,000 for net uncollected notes and accounts receivable assigned back to the Company by UEE. Bad debt expense of $214,000 was included in general and administrative expenses for 2002. The Company continues to pursue collection of the assigned receivables. During 2003, the Company collected $70,000 of the receivables, which was recorded as a reduction of general and administrative expenses.

Note 5:  Property and Equipment

         Property and equipment consist of the following:

                                                         December 31,
                                                  2003                 2002
                                         ---------------------------------------

Office furniture and fixtures            $          22,000       $       20,000
Vehicles                                            34,000               34,000
                                         ---------------------------------------

                                                    56,000               54,000

Less accumulated depreciation                      (27,000)             (16,000)
                                         ---------------------------------------

                                         $          29,000      $        38,000
                                         =======================================

Note 6:  Gain on Sale of Assets

         During 2002, the Company sold its office building for approximately $1,170,000 and realized a gain of $220,000, which gain is included in gain on sale of assets in the accompanying consolidated statements of operations.

         Also in 2002, the Company and its joint venture partner completed the sale of the assets of West Coast Explosives Limited, a joint venture in West Africa. Previously, the Company wrote off its investment in this joint venture, including a note receivable, due to the joint venture's continuing operating losses. The Company's share of net cash proceeds from the sale of assets was approximately $460,000, which gain is included in gain on sale of assets in the accompanying consolidated statements of operations.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 7:  Income Taxes

         The current provision for income taxes primarily represents U.S. federal income taxes. The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                               Years Ended December 31
                                         2003         2002           2001
                                   ---------------------------------------------

Federal income tax provision at
   statutory rate                   $(1,023,000)   $(1,406,000)    $ (593,000)
Life insurance and meals                 (4,000)         1,000         (4,000)
Tax exempt interest income               33,000              -              -
Other                                    76,000        (73,000)             -
                                   -------------------------------------------

                                     $ (918,000)   $(1,478,000)    $ (597,000)
                                   ===========================================

The total income tax benefit (provision) consists of the following:

                                                    Years Ended December 31
                                     2003             2002               2001
                                   ---------------------------------------------

Current                              $ (770,000)   $(1,368,000)   $(1,177,000)
Deferred                               (148,000)      (110,000)       580,000
                                   ---------------------------------------------

                                     $ (918,000)   $(1,478,000)   $  (597,000)
                                   =============================================

Deferred tax assets (liabilities) are comprised of the following:

                                                         December 31
                                                   2003               2002
                                               ------------------------------

Depreciation and amortization                  $(3,213,000)       $(3,117,000)
Foreign tax and other credit carryforwards       1,471,000          1,523,000
Other                                               10,000             10,000
                                               ------------------------------


                                               $(1,732,000)       $(1,584,000)
                                               ==============================

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 8:  Supplemental Consolidated Statements of Cash Flows Information

         Amounts paid for income taxes were $580,000, $470,000, and $508,000 in 2003, 2002 and 2001, respectively. The Company paid no interest in 2003 and 2002, and paid interest of $519,000 in 2001.

         During 2003:

         o The Company declared a dividend in December, which was paid in January 2004, increasing accounts payable and accrued expenses and reducing retained earnings by $341,000.

         During 2002:

         o The Company retired 102,391 shares of treasury stock acquired in 2001 with a cost of $573,000.

         o A note receivable from an officer of $23,000 was repaid by receipt by the Company of 5,709 shares of the Company's common stock valued at $23,000, which stock was subsequently retired.

         During 2001:

         o The Company reclassified accounts receivable of $229,000 to a note receivable due from UEE.

         o The Company reclassified interest receivable of $110,000, which was previously recorded as part of a note receivable from UEE, to accounts receivable.

         o In connection with the sale of its explosives business, the Company repurchased common stock from a former officer in exchange for partial repayment of a note receivable of $54,000.

         o The Company paid certain accrued expenses to an officer in exchange for forgiveness of a note receivable of $6,000.

         o The Company sold equipment to a joint venture in exchange for accounts receivable of $125,000.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



         o As described in Note 15, the Company sold its explosives business to UEE in 2001. The following table summarizes the assets and liabilities sold, consideration received, and loss recognized on the sale:

               Assets Sold and Liabilities Assumed by UEE

               Receivables, net                                     $ 6,468,000
               Inventories                                            2,154,000
               Other current assets                                     208,000
               Investments in and advances to joint ventures          2,117,000
               Property and equipment, net                            6,143,000
               Notes receivable from joint ventures                   1,070,000
               Other assets                                             279,000
               Accounts payable and accrued expenses                 (7,340,000)
               Notes payable                                         (6,278,000)
                                                                    ------------

                  Net assets sold                                     4,821,000

               Consideration Received

               Notes receivable and accrued interest received         1,310,000
               Net cash received (net of $1,147,000 sold)             5,203,000
                                                                    ------------

                  Gain before expenses of sale and income tax
                   effect                                             1,692,000

               Expenses directly related to the sale                 (1,847,000)
               Provision for income taxes                              (301,000)
                                                                    ------------

                  Loss recognized on sale                            $ (456,000)
                                                                    ============

Note 9:  Related Party Transactions

         The Company performs certain management functions for Cyanco for which it receives a fee. Management fees totaled $451,000, $460,000 and $443,000 for 2003, 2002 and 2001, respectively.

         At December 31, 2003 and 2002, the Company had receivables of $53,000 and $52,000, respectively, due from Cyanco.

         During 2002, the Company paid $103,000 each to two board members for services and the directors' surrender of all their outstanding stock options.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         During 2002, a note receivable from an officer of $23,000 was repaid through the transfer to the Company of 5,709 shares of the Company's common stock. The indebtedness was repaid with the shares at their current market value in accordance with the terms of the original note agreement.

         As compensation for services rendered in connection with the sale of the explosives business in November 2001, the Company agreed to pay $160,000 and $103,000 to two former board members. $50,000 was paid to one former board member in 2001, with the remaining amounts paid to the board members in January 2002.

Note 10:  Non-Qualified Stock Option Plan

         Under the 1988 Non-Qualified Stock Option Plan (the Option Plan), as amended, a maximum of 1,315,130 shares were made available for granting of options to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant. Under the Option Plan, grants of non-qualified options may be made to selected officers and key employees without regard to any performance measures. The options may be immediately exercisable or may vest over time as determined by the board of directors. However, the maximum term of an option may not exceed ten years. Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.

         In connection with the sale of the explosives business to UEE in November 2001, substantially all employees terminated their employment with the Company and surrendered to the Company all previously issued stock options. The Company's President and CEO and continuing members of the board of directors retained their stock options.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


         Information regarding the Option Plan is summarized below:

                                            Number of           Option Price
                                             Options              per Share
                                       ---------------------------------------

Outstanding at January 1, 2001                 728,747          $1.38 - 11.30
   Granted                                     170,000                   1.21
   Exercised                                         -                      -
   Expired / forfeited                        (521,247)          1.38 - 11.30
                                       ---------------------------------------

Outstanding at December 31, 2001               377,500            1.21 - 2.31
   Granted                                           -                      -
   Exercised                                         -                      -
   Expired / forfeited                        (159,000)           1.21 - 1.44
                                       ---------------------------------------

Outstanding at December 31, 2002               218,500            1.21 - 2.31

   Granted                                           -                      -
   Exercised                                         -                      -
   Expired / forfeited                         (10,000)                  2.31
                                       ---------------------------------------

Outstanding at December 31, 2003               208,500           $1.21 - 1.44
                                       =======================================


Options exercisable and available for future grant are as follows:

                                                December 31
                                     2003           2002               2001
                                   ------------------------------------------

Options exercisable                208,500         218,500            377,500
Options available for grant        614,207         604,207            445,207


         The following table summarizes information about stock options outstanding at December 31, 2003:

               Options Outstanding                       Options Exercisable
            --------------------------------------------------------------------
                          Weighted
                          Average      Weighted                       Weighted
 Range of    Number       Remaining     Average       Number           Average
 Exercise  Outstanding   Contractual    Exercise   Exercisable        Exercise
  Prices   At 12/31/03   Life (Years)    Price     At 12/31/03          Price
--------------------------------------------------------------------------------

 $ 1.44    118,500           1.59      $ 1.44         118,500            $ 1.44
   1.21     90,000           2.89        1.21         90,000               1.21

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



Note 11:  Significant Unconsolidated Affiliate

           The Company accounts for its 50% ownership interest in Cyanco using the equity method of accounting. Summarized financial information of Cyanco, a significant unconsolidated affiliate of the Company, is as follows:

                                              Year Ended December 31
                                        2003            2002          2001
                                    ------------------------------------------

Results for the year:
   Gross revenues                  $ 30,117,000    $ 30,632,000   $ 29,767,000
   Gross profit                       7,221,000       8,757,000      5,905,000
   Net income                         5,016,000       6,632,000      4,126,000

Company's 50% equity in earnings    $ 2,509,000     $ 3,316,000    $ 2,063,000

Year-end financial position:
   Current assets                   $ 7,244,000     $ 6,613,000
   Non-current assets                18,782,000      20,133,000
   Current liabilities                3,100,000       2,525,000
   Non-current liabilities              247,000         558,000

Note 12:  Profit Sharing Plan

           The Company has a defined contribution profit sharing plan, which is qualified under Section 401 (K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute a percentage of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions, as determined by the board of directors, to be made by the Company. The discretionary amount contributed to the plan by the Company was $5,000, $4,000 and $106,000 for 2003, 2002 and 2001, respectively.

Note 13:  Fair Value of Financial Instruments

           The Company's financial instruments consist of cash and cash equivalents, short-term investments, receivables, notes receivable and accounts payable. The carrying amount of cash, receivables and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of short-term investments is based on market prices. The carrying amount of notes receivable approximates fair value as the individual borrowings bear interest which approximate market rates for similar instruments.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)


Note 14:  Commitments and Contingencies

           Foreign Income Taxes - The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency ("CCRA") of previously filed income tax returns in Canada. To date, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company, and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in income taxes payable at December 31, 2003 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

           Litigation - The Company may be subject to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

Note 15:  Sale of Explosives Business

           The Company completed the sale of its explosives business to UEE on November 15, 2001. As a result, the explosives business is accounted for as a discontinued operation, and accordingly, amounts in the consolidated financial statements and related notes for 2001 have been presented to reflect discontinued operations accounting. Summarized operating results of the explosives business are shown in the table below.

           As consideration for the explosives business, subject to certain adjustments, (i) the Company received $6.35 million cash; (ii) UEE and its subsidiaries assumed notes and accrued interest payable to the Company totaling approximately $1.3 million, the first of which, in the principal amount of $1.0 million is payable in equal annual installments over five years beginning in July of 2002, and the second of which, in the principal amount of $200,000, was paid in January 2002; (iii) UEE assumed essentially all of the Company's liabilities associated with the explosives business in the approximate amount of $13.6 million. Expenses of the sale were approximately $1.8 million, including $431,000 recognition of foreign currency translation adjustment. After giving effect to an estimated $301,000 income tax provision from the sale, the Company recognized a loss from the sale of $456,000.

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements
                                   (Continued)



           Operating results of the disposed explosives business in 2001were as follows:

             Revenues                                          $   36,945,000
                                                               ---------------

             Costs and expenses:
                Cost of sales                                      34,099,000
                General and administrative expenses                 3,123,000
                Other expenses                                        302,000
                                                               ---------------

                                                                   37,524,000
                                                               ---------------

             Loss before income taxes                                (579,000)

             Income tax benefit                                       214,000
                                                               ---------------

             Net loss                                          $     (365,000)
                                                               ===============

         As part of the sale of the explosives business, the Company purchased a total of 101,191 shares of its common stock from certain of its former officers and employees for total consideration of $571,000. These common shares were retired in 2002.

Note 16:  Dividends

           During 2003, the Company declared dividends of $.05 per share on a total of 6,807,919 outstanding shares for each of the second, third and fourth calendar quarters, for an aggregate of approximately $1,021,000. The dividends for the second and third quarters were paid in cash, with dividends payable of $341,000 for the fourth quarter included in accounts payable and accrued expenses in the accompanying consolidated balance sheet at December 31, 2003. These dividends payable were paid in January 2004.