Form 10-Q
period 2004-03-31
NEVADA CHEMICALS INC
filed 2004-04-22
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                  For the quarterly period ended March 31, 2004

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of April 21, 2004 was 6,807,544.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.
                                    Form 10-Q
                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I      Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of March 31, 2004
            and December 31, 2003                                            1

            Condensed Consolidated Statements of Income for the Three
            Months Ended March 31, 2004 and March 31, 2003                   2

            Condensed Consolidated Statements of Cash Flows for the Three
            Months Ended March 31, 2004 and March 31, 2003                   3

            Notes to Condensed Consolidated Financial Statements             4

Item 2.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6

Item 3.     Quantitative and Qualitative Disclosure About Market Risk        8

Item 4.     Controls and Procedures                                          9

Part II     Other Information

Item 2.     Changes in Securities, Use of Proceeds and Issuer Repurchases
            of Equity Securities                                             9

Item 6.     Exhibits and Reports on Form 8-K                                10

Signatures                                                                  11

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets


                                                                              March 31, 2004
   ASSETS                                                                       (Unaudited)         December 31, 2003
   Current assets:
      Cash and cash equivalents                                               $    10,035,000       $       6,424,000
      Short-term investments                                                        2,645,000               5,614,000
      Receivables                                                                      91,000                  94,000
      Prepaid expenses                                                                 42,000                  40,000
      Current portion of notes receivable                                             200,000                 221,000
                                                                              ---------------       -----------------

      Total current assets                                                         13,013,000              12,393,000

   Investment in joint venture                                                     12,292,000              12,428,000
   Notes receivable                                                                   186,000                 186,000
   Property and equipment, net                                                         26,000                  29,000
   Other assets                                                                       228,000                 228,000
                                                                              ---------------       -----------------

                                                                              $    25,745,000       $      25,264,000
                                                                              ===============       =================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities - accounts payable and accrued expenses                    $ 1,925,000             $ 1,635,000

   Deferred income taxes                                                            1,732,000               1,732,000
                                                                              ---------------       -----------------

      Total liabilities                                                             3,657,000               3,367,000
                                                                              ---------------       -----------------

   Stockholders' equity:
      Common stock                                                                      7,000                   7,000
      Capital in excess of par value                                                3,510,000               3,512,000
      Accumulated other comprehensive income (loss)                                  (14,000)                 (2,000)
      Retained earnings                                                            18,585,000              18,380,000
                                                                              ---------------       -----------------

      Total stockholders' equity                                                   22,088,000              21,897,000
                                                                              ---------------       -----------------

                                                                              $    25,745,000            $ 25,264,000
                                                                              ===============       =================


      See accompanying notes to condensed consolidated financial statements


                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                     Three Months Ended March 31
                                                                                 2004                   2003
                                                                              ---------------       -----------------
   Revenues and equity in earnings:
      Management fee from joint venture                                       $       122,000       $          96,000
      Equity in earnings of joint venture                                             864,000                 484,000
                                                                              ---------------       -----------------

      Total                                                                           986,000                 580,000

   General and administrative expenses                                                195,000                 179,000
                                                                              ---------------       -----------------

   Operating income                                                                   791,000                 401,000

   Investment and other income                                                         49,000                  90,000
                                                                              ---------------       -----------------

   Income before provision for income taxes                                           840,000                 491,000

   Provision for income taxes                                                         294,000                 172,000
                                                                              ---------------       -----------------

   Net income                                                                 $       546,000       $         319,000
                                                                              ===============       =================


   Earnings per common share:
      Basic                                                                   $          0.08       $            0.05
                                                                              ===============       =================

      Diluted                                                                 $          0.08       $            0.04
                                                                              ===============       =================


   Weighted average number of shares outstanding:
      Basic                                                                         6,808,000               7,059,000

      Diluted                                                                       6,963,000               7,186,000



      See accompanying notes to condensed consolidated financial statements


                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                                 Three Months Ended March 31
                                                                                 2004                   2003
                                                                              ---------------       -----------------
   Cash flows from operating activities:
      Net income                                                              $       546,000       $         319,000
      Adjustments to reconcile net income to net cash
         used in operating activities
         Depreciation expense                                                           3,000                   3,000
         Equity in earnings of joint venture                                         (864,000)               (484,000)
         Changes in operating assets and liabilities:
            Receivables                                                                 3,000                   6,000
            Prepaid expenses                                                           (2,000)                 (1,000)
            Other assets                                                                    -                  (1,000)
            Accounts payable and accrued expenses                                     290,000                 (59,000)
                                                                              ---------------       -----------------

               Net cash used in operating activities                                  (24,000)               (217,000)
                                                                              ---------------       -----------------

   Cash flows from investing activities:
      Distributions from joint venture                                              1,000,000               1,000,000
      Net sales of short-term investments                                           2,957,000               1,300,000
      Payments of notes receivable                                                     21,000                  30,000
                                                                              ---------------       -----------------

               Net cash provided by investing activities                            3,978,000               2,330,000
                                                                              ---------------       -----------------

   Cash flows from financing activities:
      Payment of dividends                                                           (341,000)                      -
      Purchase and retirement of treasury stock                                        (2,000)                 (4,000)
                                                                              ---------------       -----------------

               Net cash used in financing activities                                 (343,000)                 (4,000)
                                                                              ---------------       -----------------

   Net increase in cash                                                             3,611,000               2,109,000

   Cash and cash equivalents, beginning of period                                   6,424,000               6,612,000
                                                                              ---------------       -----------------

   Cash and cash equivalents, end of period                                   $    10,035,000       $       8,721,000
                                                                              ===============       =================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The interim financial information of Nevada Chemicals, Inc. (the "Company") for the three-month periods ended March 31, 2004 and March 31, 2003 included herein is unaudited, and the balance sheet as of December 31, 2003 is derived from audited financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         The results of operations for the three-month period ended March 31, 2004 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at March 31, 2004 are classified by management as available for sale. The short-term investments are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of income.

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                              Three Months Ended March 31
                                            -------------------------------
                                                 2004            2003
                                                 ----            ----
   Weighted average number of shares
      outstanding - basic                        6,808,000       7,059,000
   Dilutive effect of stock options                155,000         127,000
                                            ------------------------------

   Weighted average number of shares
      outstanding - diluted                      6,963,000       7,186,000
                                            ==============================

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


NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows (amounts in thousands):
                                             Three Months Ended March 31
                                            -----------------------------
                                                 2004              2003
                                                 ----              ----

         Revenues                           $ 8,120,000       $ 6,453,000
         Costs and expenses                   6,392,000         5,487,000
         Net income before taxes              1,728,000           967,000
         Company's equity in earnings           864,000           484,000


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

         During the three-month periods ended March 31, 2004 and March 31, 2003, the Company purchased and retired 375 and 1,224 shares of its common with a total cost basis to the Company of $2,000 and $4,000, respectively.


NOTE 5.  DIVIDENDS

         In March 2004, the Company declared a cash dividend of $.05 per share on a total of 6,807,544 outstanding shares of record as of March 25, 2004, payable on April 8, 2004. As of March 31, 2004, dividends payable of approximately $340,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

         In January 2004, the Company paid dividends of approximately $341,000 which were declared in December 2003.


NOTE 6.  FOREIGN INCOME TAXES

         The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency ("CCRA") of previously filed income tax returns in Canada. To date, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances generally support the position taken by the Company, and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in income taxes payable at March 31, 2004 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's operations consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco Company, a non-corporate joint venture, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Cyanco produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant for use in the gold mining industry. Since the Company does not own more than 50% of Cyanco and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the three-month periods ended March 31, 2004 and 2003 is presented in Note 3 to the Company's condensed consolidated financial statements.

Results of Operations

Three Months Ended March 31, 2004
---------------------------------

         Equity in earnings of Cyanco increased $380,000, or 79%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Cyanco revenues increased $1,667,000, or 26%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. Increased market prices of gold during the first quarter of 2004 resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during the first quarter of 2004. Cyanco's costs and expenses increased $905,000, or 16%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. The increase in operating costs resulted primarily from the increase in variable manufacturing costs due to a greater volume of sodium cyanide sold and a small increase in the cost of raw materials. As a result, Cyanco's net income before taxes (on a 100% basis) increased $761,000, or 79%, during the three months ended March 31, 2004 compared to the three months ended March 31, 2003.

         Management fee income from Cyanco increased $26,000, or 27%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003 due to the increase in Cyanco's revenues discussed above, upon which the management fee is computed.

         Investment and other income decreased $41,000, or 46%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This decrease is due primarily to less interest income realized as a result of principal reductions in notes receivable during calendar year 2003, and lower investment earnings during the first three months of 2004.

         General and administrative expenses increased $16,000, or 9%, in the three months ended March 31, 2004 compared to the three months ended March 31, 2003. This increase is due primarily to increases in professional fees in 2004.

Liquidity and Capital Resources

         At March 31, 2004, the liabilities of the Company consisted of current liabilities and deferred income taxes. Current liabilities at March 31, 2004 consisted of accounts payable and accrued expenses totaling $1,925,000, including dividends payable of $340,000, with the remainder comprised primarily of accrued income taxes. These current liabilities compare favorably to total current assets of $13,013,000 as of March 31, 2004. Current assets are comprised primarily of cash and cash equivalents of $10,035,000 and short-term investments that are available for sale of $2,645,000.

         Cash in excess of short-term operating needs has been invested primarily in interest bearing investment accounts with maturities ranging from 30 days to one year. The Board of Directors of the Company continues to evaluate alternative uses for the cash of the Company, including the payment of dividends to stockholders, optimizing short-term investment results, diversification of the Company's business, further investment in Cyanco, and other strategies.

         Net cash used in operating activities for the three months ended March 31, 2004 was $(24,000) compared to net cash used in operating activities of $(217,000) for the three months ended March 31, 2003. The improvement in cash used in operating activities during the first three months of 2004 is primarily due to the reduction of accounts payable and accrued expenses of $59,000 in the first three months of 2003 compared to an increase in accounts payable and accrued expenses of $290,000 in the first three months of 2004.

         Net cash provided by investing activities for the three months ended March 31, 2004 was $3,978,000 compared to net cash provided by investing activities of $2,330,000 for the three months ended March 31, 2003. During the first three months of 2004, the Company received a $1,000,000 distribution from Cyanco, $2,957,000 net proceeds from the sale of short-term investments and $21,000 from the collection of notes receivable. By comparison, during the first three months of 2003, the Company received a $1,000,000 distribution from Cyanco, $1,300,000 net proceeds from the sale of short-term investments and $30,000 from the collection of notes receivable.

         Net cash used in financing activities for the three months ended March 31, 2004 was $(343,000) comprised of dividends paid of $(341,000) and purchase and retirement of shares of the Company's common stock of $(2,000). Net cash used in financing activities for the three months ended March 31, 2003 was $(4,000) to purchase and retire shares of the Company's common stock.

         The Company has retained all contingent liabilities relating to an ongoing audit by the Canada Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phase of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2004 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not exceed the current estimate.

         The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

Forward Looking Statements

         Within this Quarterly Report on Form 10-Q, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension or termination of mining activities in the area served by Cyanco, changes in world supply and demand for commodities, particularly gold and energy-related raw materials such as natural gas, ammonia, caustic soda and electricity; Cyanco's ability to successfully compete in its marketplace; political, environmental, regulatory, economic and financial risks; major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically; and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks. Consequently, the actual results could differ materially from those indicated in the statements made.


Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments and potentially the market value of the principal of these instruments. The Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. Significant changes in interest rates may have a material impact on the Company's investment income, but not on the Company's consolidated results of operations.

Item 4.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            Based on their evaluations as of March 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

            (b) Changes in internal controls

            There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II.  OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

         In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. Through March 31, 2004, the Company purchased 399,596 common shares under this plan, including 375 shares purchased during the quarter ended March 31, 2004.

         Information concerning the 2004 stock repurchases is set forth below.

                                                                                         (d) Maximum Number
                                                                   (c) Total Number of     (or Approximate
                                                                    Shares (or Units)     Dollar Value) of
                                                                      Purchased as Part   Shares (or Units)
                                                                        of Publicly        that May Yet Be
                        (a) Total Number of    (b) Average Price        Announced           Purchased Under
                         Shares (or Units)      Paid per Share          Plans or             the Plans or
        Period               Purchased           (or Unit)              Programs                Programs
Month #1:  January 1
through 31, 2004                 none                  --                    --                 100,779

Month #2: February 1
through 29, 2004                 110                  $5.90                 110                 100,669

Month #3:    March 1
through 31, 2004                 265                  $5.90                 265                 100,404

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

                  Exhibit 99.1 - Press Release Dated April 21, 2004

2. Reports on Form 8-K

                  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NEVADA CHEMICALS, INC.
                                              -----------------------
                                                   (Registrant)



April 21, 2004                                /s/  John T. Day
------------------                            ----------------
    (Date)                                    John T. Day, President (principal
                                              executive officer)


April 21, 2004                                /s/  Dennis P. Gauger
--------------                                ---------------------
    (Date)                                    Dennis P. Gauger,
                                              Chief Financial Officer (principal
                                              financial and accounting officer)