Form 10-Q
period 2004-06-30
NEVADA CHEMICALS INC
filed 2004-07-22
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended June 30, 2004

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of July 22, 2004 was 6,807,452.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.
                                    Form 10-Q
                                Table of Contents



                                                                                              Page No.
Part I            Financial Information                                                       --------

Item 1.           Financial Statements

                  Condensed Consolidated Balance Sheets as of June 30, 2004
                  and December 31, 2003                                                          1

                  Condensed Consolidated Statements of Income for the Three
                  Months Ended June 30, 2004 and June 30, 2003                                   2

                  Condensed Consolidated Statements of Income for the Six
                  Months Ended June 30, 2004 and June 30, 2003                                   3

                  Condensed Consolidated Statements of Cash Flows for the Six
                  Months Ended June 30, 2004 and June 30, 2003                                   4

                  Notes to Condensed Consolidated Financial Statements                           5

Item 2.           Management's Discussion and Analysis of Financial Condition
                  and Results of Operations                                                      7

Item 3.           Quantitative and Qualitative Disclosure About Market Risk                     10

Item 4.           Controls and Procedures                                                       10

Part II           Other Information

Item 2.           Changes in Securities, Use of Proceeds and Issuer Repurchases
                  of Equity Securities                                                          11

Item 4.           Submission of Matters to a Vote of Security Holders                           11

Item 6.           Exhibits and Reports on Form 8-K                                              12

Signatures                                                                                      13


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets


                                                                            June 30, 2004
   ASSETS                                                                    (Unaudited)         December 31, 2003
   Current assets:
      Cash and cash equivalents                                                  $ 12,080,000            $  6,424,000
      Short-term investments                                                        1,081,000               5,614,000
      Receivables                                                                     107,000                  94,000
      Prepaid expenses                                                                 42,000                  40,000
      Current portion of notes receivable                                             200,000                 221,000
                                                                         --------------------- -----------------------

      Total current assets                                                         13,510,000              12,393,000

   Investment in joint venture                                                     12,283,000              12,428,000
   Notes receivable                                                                   186,000                 186,000
   Property and equipment, net                                                         23,000                  29,000
   Other assets                                                                       228,000                 228,000
                                                                         --------------------- -----------------------

                                                                                 $ 26,230,000            $ 25,264,000
                                                                         ===================== =======================

   LIABILITIES AND STOCKHOLDERS' EQUITY

   Current liabilities - accounts payable and accrued expenses                   $  2,204,000            $  1,635,000

   Deferred income taxes                                                            1,732,000               1,732,000
                                                                         --------------------- -----------------------

      Total liabilities                                                             3,936,000               3,367,000
                                                                         --------------------- -----------------------

   Stockholders' equity:
      Common stock                                                                      7,000                   7,000
      Capital in excess of par value                                                3,510,000               3,512,000
      Accumulated other comprehensive loss                                            (20,000)                 (2,000)
      Retained earnings                                                            18,797,000              18,380,000
                                                                         --------------------- -----------------------

      Total stockholders' equity                                                   22,294,000              21,897,000
                                                                         --------------------- -----------------------

                                                                                 $ 26,230,000            $ 25,264,000
                                                                         ===================== =======================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                                                  Three Months Ended June 30
                                                                                 2004                   2003
                                                                         --------------------- -----------------------
   Revenues and equity in earnings:
      Management fee from joint venture                                           $   129,000             $    96,000
      Equity in earnings of joint venture                                             991,000                 390,000
                                                                         --------------------- -----------------------

      Total                                                                         1,120,000                 486,000

   General and administrative expenses                                                185,000                 194,000
                                                                         --------------------- -----------------------

   Operating income                                                                   935,000                 292,000

   Investment and other income                                                         19,000                 108,000
                                                                         --------------------- -----------------------

   Income before provision for income taxes                                           954,000                 400,000

   Provision for income taxes                                                         334,000                 140,000
                                                                         --------------------- -----------------------

   Net income                                                                     $   620,000             $   260,000
                                                                         ===================== =======================


   Earnings per common share:
      Basic                                                                       $      0.09             $      0.04
                                                                         ===================== =======================

      Diluted                                                                     $      0.09             $      0.04
                                                                         ===================== =======================


   Weighted average number of shares outstanding:
      Basic                                                                         6,808,000               6,843,000

      Diluted                                                                       6,961,000               6,972,000



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)


                                                                                   Six Months Ended June 30
                                                                                 2004                   2003
                                                                         --------------------- -----------------------
   Revenues and equity in earnings:
      Management fee from joint venture                                          $    251,000            $    192,000
      Equity in earnings of joint venture                                           1,855,000                 873,000
                                                                         --------------------- -----------------------

      Total                                                                         2,106,000               1,065,000

   General and administrative expenses                                                380,000                 373,000
                                                                         --------------------- -----------------------

   Operating income                                                                 1,726,000                 692,000

   Investment and other income                                                         67,000                 199,000
                                                                         --------------------- -----------------------

   Income before provision for income taxes                                         1,793,000                 891,000

   Provision for income taxes                                                         628,000                 312,000
                                                                         --------------------- -----------------------

   Net income                                                                    $  1,165,000            $    579,000
                                                                         ===================== =======================


   Earnings per common share:
      Basic                                                                      $       0.17            $       0.08
                                                                         ===================== =======================

      Diluted                                                                    $       0.17            $       0.08
                                                                         ===================== =======================


   Weighted average number of shares outstanding:
      Basic                                                                         6,808,000               6,951,000

      Diluted                                                                       6,962,000               7,078,000



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                                                   Six Months Ended June 30
                                                                                 2004                   2003
                                                                         --------------------- -----------------------
   Cash flows from operating activities:
      Net income                                                                $   1,165,000            $    579,000
      Adjustments to reconcile net income to net cash
         used in operating activities
         Depreciation expense                                                           6,000                   5,000
         Equity in earnings of joint venture                                       (1,855,000)               (873,000)
         Changes in operating assets and liabilities:
            Receivables                                                               (13,000)                (10,000)
            Prepaid expenses                                                           (2,000)                 (1,000)
            Other assets                                                                    -                  (1,000)
            Accounts payable and accrued expenses                                     502,000                (206,000)
                                                                         --------------------- -----------------------

               Net cash used in operating activities                                 (197,000)               (507,000)
                                                                         --------------------- -----------------------

   Cash flows from investing activities:
      Distributions from joint venture                                              2,000,000               1,000,000
      Net sales of short-term investments                                           4,515,000               2,302,000
      Payments of notes receivable                                                     21,000                  59,000
                                                                         --------------------- -----------------------

               Net cash provided by investing activities                            6,536,000               3,361,000
                                                                         --------------------- -----------------------

   Cash flows from financing activities:
      Payment of dividends                                                           (681,000)               (340,000)
      Purchase and retirement of treasury stock                                        (2,000)               (783,000)
                                                                         --------------------- -----------------------

               Net cash used in financing activities                                 (683,000)             (1,123,000)
                                                                         --------------------- -----------------------

   Net increase in cash                                                             5,656,000               1,731,000

   Cash and cash equivalents, beginning of period                                   6,424,000               6,612,000
                                                                         --------------------- -----------------------

   Cash and cash equivalents, end of period                                     $  12,080,000            $  8,343,000
                                                                         ===================== =======================



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)

NOTE 1.  BASIS OF PRESENTATION

         The interim financial information of Nevada Chemicals, Inc. (the "Company") as of June 30, 2004 and for the three-month and six-month periods ended June 30, 2004 and June 30, 2003 included herein is unaudited, and the balance sheet as of December 31, 2003 is derived from audited financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         The results of operations for the three-month and six-month periods ended June 30, 2004 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. These investments at June 30, 2004 are classified by management as available for sale. The short-term investments are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of income.

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                     Three Months Ended June 30            Six Months Ended June 30
                                    ---------------------------------- -------------------------------
                                            2004              2003            2004             2003
                                            ----              ----            ----             ----
Weighted average number of
   shares outstanding - basic            6,808,000         6,843,000      6,808,000         6,951,000
Dilutive effect of stock options           153,000           129,000        154,000           127,000
                                    --------------- ----------------- -------------- -----------------

Weighted average number of
   shares outstanding - diluted          6,961,000         6,972,000      6,962,000         7,078,000
                                    =============== ================= ============== =================

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


NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows:

                                          Three Months Ended June 30         Six Months Ended June 30
                                       ---------------------------------- -------------------------------
                                            2004              2003              2004             2003
                                            ----              ----              ----             ----
Revenues                              $    8,592,000       $ 6,417,000   $  16,712,000    $   12,870,000
Costs and expenses                         6,610,000         5,637,000      13,002,000        11,124,000
Net income before taxes                    1,982,000           779,000       3,710,000         1,746,000
Company's equity in earnings                 991,000           390,000       1,855,000           873,000


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

         During the six-month periods ended June 30, 2004 and June 30, 2003, the Company purchased and retired 467 and 251,224 shares of its common with a total cost basis to the Company of $2,000 and $783,000, respectively.


NOTE 5.  DIVIDENDS

         In June 2004, the Company declared a cash dividend of $.06 per share on a total of 6,807,452 outstanding shares of record as of June 25, 2004, payable on July 8, 2004. As of June 30, 2004, dividends payable of approximately $408,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

         In January 2004, the Company paid dividends of approximately $341,000 which were declared in December 2003. In April 2004, the Company paid dividends of approximately $340,000 which were declared in March 2004. Both of these prior dividends were paid at $.05 per share.


NOTE 6.  FOREIGN INCOME TAXES

         The Company has an ongoing audit by the Canada Customs and Revenue Agency ("CCRA") of previously filed income tax returns in Canada. To date, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances generally support the position taken by the Company, and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in income taxes payable at June 30, 2004 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such obligation will not ultimately exceed the current estimate.


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's operations consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco Company, a non-corporate joint venture, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Cyanco produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant for use in the gold mining industry. Since the Company does not own more than 50% of Cyanco and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the three-month and six-month periods ended June 30, 2004 and 2003 is presented in
Note 3 to the Company's condensed consolidated financial statements.

Results of Operations

Three Months Ended June 30, 2004
--------------------------------

         Equity in earnings of Cyanco increased $601,000, or 154%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Cyanco revenues increased $2,175,000, or 34%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. Increased market prices of gold during the first six months of 2004 resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during the first six months of 2004. Cyanco's costs and expenses increased $973,000, or 17%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. The increase in operating costs resulted primarily from the increase in variable manufacturing costs due to a greater volume of sodium cyanide sold and a small increase in the cost of raw materials. As a result, Cyanco's net income before taxes (on a 100% basis) increased $1,203,000, or 154%, during the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

         Management fee income from Cyanco increased $33,000, or 34%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003 due to the increase in Cyanco's revenues discussed above, upon which the management fee is computed.

         Investment and other income decreased $89,000, or 82%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003. This decrease is due primarily to less interest income realized as a result of principal reductions in notes receivable during calendar year 2003, and lower investment earnings during the three months ended June 30, 2004.

         General and administrative expenses remained relatively constant, decreasing $9,000, or 5%, in the three months ended June 30, 2004 compared to the three months ended June 30, 2003.

Six Months Ended June 30, 2004
------------------------------

         Equity in earnings of Cyanco increased $982,000, or 112%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Cyanco revenues increased $3,842,000, or 30%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Increased market prices of gold during the first six months of 2004 resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during the first six months of 2004. Cyanco's costs and expenses increased $1,878,000, or 17%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. The increase in operating costs resulted primarily from the increase in variable manufacturing costs due to a greater volume of sodium cyanide sold and a small increase in the cost of raw materials. As a result, Cyanco's net income before taxes (on a 100% basis) increased $1,964,000, or 112%, during the six months ended June 30, 2004 compared to the six months ended June 30, 2003.

         Management fee income from Cyanco increased $59,000, or 31%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003 due to the increase in Cyanco's revenues discussed above, upon which the management fee is computed.

         Investment and other income decreased $132,000, or 66%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003. This decrease is due primarily to less interest income realized as a result of principal reductions in notes receivable during calendar year 2003, and lower investment earnings during the first six months of 2004.

         General and administrative expenses remained relatively constant, increasing $7,000, or 2%, in the six months ended June 30, 2004 compared to the six months ended June 30, 2003.


Liquidity and Capital Resources

         At June 30, 2004, the liabilities of the Company consisted of current liabilities and deferred income taxes. Current liabilities at June 30, 2004 consisted of accounts payable and accrued expenses totaling $2,204,000, including dividends payable of $408,000, with the remainder comprised primarily of accrued income taxes. These current liabilities compare favorably to total current assets of $13,510,000 as of June 30, 2004. Current assets are comprised primarily of cash and cash equivalents of $12,080,000 and short-term investments that are available for sale of $1,081,000.

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

         Net cash used in operating activities for the six months ended June 30, 2004 was $(197,000) compared to net cash used in operating activities of $(507,000) for the six months ended June 30, 2003. The improvement in cash used in operating activities during the first six months of 2004 is primarily due to the reduction of accounts payable and accrued expenses of $(206,000) in the first six months of 2003 compared to an increase in accounts payable and accrued expenses of $502,000 in the first six months of 2004 and to the increase in net income during the first six months of 2004.

         Net cash provided by investing activities for the six months ended June 30, 2004 was $6,536,000 compared to net cash provided by investing activities of $3,361,000 for the six months ended June 30, 2003. During the first six months of 2004, the Company received distributions of $2,000,000 from Cyanco, $4,515,000 net proceeds from the sale of short-term investments and $21,000 from the collection of notes receivable. By comparison, during the first six months of 2003, the Company received a $1,000,000 distribution from Cyanco, $2,302,000 net proceeds from the sale of short-term investments and $59,000 from the collection of notes receivable. Certain investments with longer maturities and greater interest rate risk have been liquidated during the first six months of 2004, with proceeds placed in short-term, variable interest rate investments.

         Net cash used in financing activities for the six months ended June 30, 2004 was $(683,000) comprised of dividends paid of $(681,000) and purchase and retirement of shares of the Company's common stock of $(2,000). Net cash used in financing activities for the six months ended June 30, 2003 was $(1,123,000) comprised of dividends paid of $(340,000) and purchase and retirement of shares of the Company's common stock of $(783,000).

         The Company has an ongoing audit by the Canada Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phase of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in accounts payable and accrued expenses at June 30, 2004 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such obligation will not exceed the current estimate.

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


Item 4.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            Based on their evaluations as of June 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

            (b) Changes in internal controls

            There were no significant changes in the Company's internal controls over financial reporting or in other factors that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II.  OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

         In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. From November 2001 through June 2004, the Company purchased 399,688 common shares under this plan, including 92 shares purchased during the three months ended June 30, 2004.

         Information concerning the current quarter stock repurchases is set forth below.

                                                                                             (d) Maximum
                                                                   (c) Total Number of    Number of Shares
                                                                   Shares Purchased as     that May Yet Be
                                                                     Part of Publicly      Purchased Under
                        (a) Total Number of    (b) Average Price    Announced Plans or      the Plans or
        Period            Shares Purchased      Paid per Share           Programs             Programs


Month #4:
April1 through 30,
2004                            none                  --                    --                 100,404

Month #5:
May 1 through 31,
2004                              92               $6.00                    92                 100,312

Month #6:
June 1 through 30,
2004                            none                  --                    --                 100,312


Item 4.  Submission of Matters to a Vote of Security Holders

         On April 22, 2004, the annual meeting of shareholders was held. The shareholders voted, either in person or by proxy, to elect five directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified and to ratify the appointment of Tanner + Co. to be the Company's independent public accountants for the year ending December 31, 2004. The directors elected were E. Bryan Bagley, Nathan L. Wade, Dr. John T. Day, James E. Solomon and M. Garfield Cook. The results of the shareholder vote were as follows:

Five directors receiving most votes:

Dr. John T. Day                                       6,010,719
Nathan L. Wade                                        6,009,669
James E. Solomon                                      6,002,319
E. Bryan Bagley                                       6,002,297
M. Garfield Cook                                      6,002,224

                                                   For             Against
Ratification of the appointment of Tanner +
Co. as independent public accountants            6,022,516          30,872



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

                  Exhibit 99.1 - Press Release Dated July 21, 2004

2. Reports on Form 8-K

                  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                          NEVADA CHEMICALS, INC.
                                                     (Registrant)



July 22, 2004                             /s/  John T. Day
------------------                        ----------------
    (Date)                                John T. Day, President (principal
                                          executive officer)


July 22, 2004                             /s/  Dennis P. Gauger
-------------                             ---------------------
    (Date)                                Dennis P. Gauger,
                                          Chief Financial Officer (principal
                                          financial and accounting officer)