Form 10-Q
period 2004-09-30
NEVADA CHEMICALS INC
filed 2004-10-27
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------


                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
         For the quarterly period ended September 30, 2004

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of October 15, 2004 was 6,807,452.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.
                                    Form 10-Q
                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I      Financial Information

Item 1.     Financial Statements

            Condensed Consolidated Balance Sheets as of
            September 30, 2004 and December 31, 2003                        1

            Condensed Consolidated Statements of Income
            for the Three Months Ended September 30, 2004
            and September 30, 2003                                          2

            Condensed Consolidated Statements of Income
            for the Nine Months Ended September 30, 2004
            and September 30, 2003                                          3

            Condensed Consolidated Statements of Cash Flows
            for the Nine Months Ended September 30, 2004 and
            September 30, 2003                                              4

            Notes to Condensed Consolidated Financial
            Statements                                                      5

Item 2.     Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8

Item 3.     Quantitative and Qualitative Disclosure About
            Market Risk                                                    11

Item 4.     Controls and Procedures                                        11

Part II     Other Information

Item 2.     Changes in Securities, Use of Proceeds and
            Issuer Repurchases of Equity Securities                        12

Item 6.     Exhibits and Reports on Form 8-K                               12

Signatures                                                                 13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements


                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets


                                              September 30, 2004    December 31,
ASSETS                                           (Unaudited)           2003

Current assets:
   Cash and cash equivalents                    $ 14,455,000      $   6,424,000
   Short-term investments                            582,000          5,614,000
   Receivables                                        55,000             94,000
   Prepaid expenses                                   28,000             40,000
   Current portion of notes receivable               186,000            221,000
                                                ------------      --------------

   Total current assets                           15,306,000         12,393,000

Investment in joint venture                       11,368,000         12,428,000
Notes receivable                                         -              186,000
Property and equipment, net                           20,000             29,000
Other assets                                         228,000            228,000
                                                ------------      --------------

                                                $ 26,922,000      $  25,264,000
                                                ============      ==============

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable
  and accrued expenses                          $  2,567,000      $   1,635,000

Deferred income taxes                              1,732,000          1,732,000
                                                ------------      --------------

   Total liabilities                               4,299,000          3,367,000
                                                ------------      --------------

Stockholders' equity:
   Common stock                                        7,000              7,000
   Capital in excess of par value                  3,510,000          3,512,000
   Accumulated other comprehensive loss             (18,000)            (2,000)
   Retained earnings                              19,124,000         18,380,000
                                                ------------      --------------

   Total stockholders' equity                     22,623,000         21,897,000
                                                ------------      --------------

                                                $ 26,922,000       $ 25,264,000
                                                ============      ==============


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)



                                                 Three Months Ended September 30
                                                    2004                2003
                                                -------------     --------------

Revenues and equity in earnings:
   Management fee from joint venture            $     148,000     $     125,000
   Equity in earnings of joint venture              1,085,000           829,000
                                                -------------     --------------

   Total                                            1,233,000           954,000

General and administrative expenses                   145,000           136,000
                                                -------------     --------------

Operating income                                    1,088,000           818,000

Investment and other income                            50,000            71,000
                                                -------------     --------------

Income before provision for income taxes            1,138,000           889,000

Provision for income taxes                            402,000           311,000
                                                -------------     --------------

Net income                                      $     736,000     $     578,000
                                                =============     ==============


Earnings per common share:
   Basic                                        $        0.11     $        0.08
                                                =============     ==============

   Diluted                                      $        0.10     $        0.08
                                                =============     ==============


Weighted average number of shares outstanding:
   Basic                                            6,807,000         6,808,000

   Diluted                                          6,969,000         6,945,000




      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                 Nine Months Ended September 30
                                                    2004                2003
                                                -------------     --------------

Revenues and equity in earnings:
   Management fee from joint venture            $     398,000     $     317,000
   Equity in earnings of joint venture              2,940,000         1,702,000
                                                -------------     --------------

   Total                                            3,338,000         2,019,000

General and administrative expenses                   525,000           509,000
                                                -------------     --------------

Operating income                                    2,813,000         1,510,000

Investment and other income                           118,000           270,000
                                                -------------     --------------

Income before provision for income taxes            2,931,000         1,780,000

Provision for income taxes                          1,030,000           623,000
                                                -------------     --------------

Net income                                      $   1,901,000     $   1,157,000
                                                =============     ==============


Earnings per common share:
   Basic                                        $        0.28     $        0.17
                                                =============     ==============

   Diluted                                      $        0.27     $        0.16
                                                =============     ==============


Weighted average number of shares outstanding:
   Basic                                            6,808,000         6,902,000

   Diluted                                          6,964,000         7,034,000



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)


                                                             Nine Months Ended September 30
                                                                 2004              2003
                                                            --------------    --------------
Cash flows from operating activities:
   Net income                                               $    1,901,000    $    1,157,000
   Adjustments to reconcile net income to net cash
      used in operating activities:
      Depreciation expense                                           9,000             7,000
      Equity in earnings of joint venture                       (2,940,000)       (1,702,000)
      Changes in operating assets and liabilities:
         Receivables                                                39,000            44,000
         Prepaid expenses                                           12,000            19,000
         Other assets                                                    -            21,000
         Accounts payable and accrued expenses                     864,000            19,000
                                                            --------------    --------------

            Net cash used in operating activities                 (115,000)         (435,000)
                                                            --------------    --------------

Cash flows from investing activities:
   Distributions from joint venture                              4,000,000         2,000,000
   Net sales of short-term investments                           5,016,000         2,496,000
   Payments of notes receivable                                    221,000            89,000
                                                            --------------    --------------

            Net cash provided by investing activities            9,237,000         4,585,000
                                                            --------------    --------------

Cash flows from financing activities:
   Payment of dividends                                         (1,089,000)         (340,000)
   Purchase and retirement of treasury stock                        (2,000)         (783,000)
                                                            --------------    --------------

            Net cash used in financing activities               (1,091,000)       (1,123,000)
                                                            --------------    --------------

Net increase in cash                                             8,031,000         3,027,000

Cash and cash equivalents, beginning of period                   6,424,000         6,612,000
                                                            --------------    --------------

Cash and cash equivalents, end of period                    $   14,455,000    $    9,639,000
                                                            ==============    ==============



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The interim financial information of Nevada Chemicals, Inc. (the "Company") as of September 30, 2004 and for the three-month and nine-month periods ended September 30, 2004 and September 30, 2003 included herein is unaudited, and the balance sheet as of December 31, 2003 is derived from audited financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         The results of operations for the three-month and nine-month periods ended September 30, 2004 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior year's financial statements have been reclassified to conform with the current year presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the condensed, consolidated financial statements, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. At September 30, 2004, management of the Company classified these investments as available for sale. The short-term investments are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the condensed, consolidated statements of income.

         Earnings per Common Share - The computation of basic earnings per common share is based on the weighted average number of common shares outstanding during the period. The computation of diluted earnings per common share is based on the weighted average number of common shares outstanding during the period plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding, using the treasury stock method and the average market price per share during the period.

                            NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                       Three Months Ended Sept. 30           Nine Months Ended Sept. 30
                                       ---------------- ----------------- ----------------- ----------------
                                           2004              2003              2004             2003
                                           ----              ----              ----             ----
Weighted average number of
   shares outstanding - basic               6,807,000         6,808,000         6,808,000        6,902,000
Dilutive effect of stock options              162,000           137,000           156,000          132,000
                                       --------------- ----------------- ----------------- ----------------

Weighted average number of
   shares outstanding - diluted             6,969,000         6,945,000         6,964,000        7,034,000
                                       =============== ================= ================= ================


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

NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows:

                                Three Months Ended Sept. 30     Nine Months Ended Sept. 30
                               ------------------------------------------------------------
                                    2004          2003           2004            2003
                                    ----          ----           ----            ----
Revenues                        $ 9,827,000   $ 8,328,000  $  26,539,000   $  21,198,000
Costs and expenses                7,657,000     6,670,000     20,659,000      17,794,000
Net income before taxes           2,170,000     1,658,000      5,880,000       3,404,000
Company's equity in earnings      1,085,000       829,000      2,940,000       1,702,000


                            NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)




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

         During the nine-month periods ended September 30, 2004 and September 30, 2003, the Company purchased and retired 467 and 251,224 shares of its common stock with a total cost basis to the Company of $2,000 and $783,000, respectively.

NOTE 5.  DIVIDENDS

         In September 2004, the Company declared a cash dividend of $.06 per share on a total of 6,807,452 outstanding common shares of record as of September 30, 2004, payable on October 14, 2004. As of September 30, 2004, dividends payable of approximately $409,000 were included in accounts payable and accrued expenses in the accompanying condensed, consolidated balance sheet.

         In January 2004, the Company paid dividends of approximately $341,000, which were declared in December 2003. In April 2004, the Company paid dividends of approximately $340,000, which were declared in March 2004. Both of these prior dividends were paid at $.05 per share. In July 2004, the Company paid dividends of approximately $408,000, which were declared in June 2004. This dividend was paid at $.06 per share.

NOTE 6.  FOREIGN INCOME TAXES

         The Company has an ongoing audit by the Canada Customs and Revenue Agency ("CCRA") of previously filed income tax returns in Canada. To date, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances generally support the position taken by the Company, and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in income taxes payable at September 30, 2004 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such obligation will not ultimately exceed the current estimate.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The Company's operations consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco Company, a non-corporate joint venture, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Cyanco produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant for use in the gold mining industry. Since the Company does not own more than 50% of Cyanco and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the three-month and nine-month periods ended September 30, 2004 and 2003 is presented in Note 3 to the Company's condensed, consolidated financial statements.

Results of Operations

Three Months Ended September 30, 2004
-------------------------------------

         Equity in earnings of Cyanco increased $256,000, or 31%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Cyanco revenues increased $1,499,000, or 18%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. Increased market prices of gold during 2003 and 2004 have led to increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during 2004. Cyanco's costs and expenses increased $987,000, or 15%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. The increase in operating costs resulted primarily from the increase in variable manufacturing costs due to a greater volume of sodium cyanide sold and increases in the cost of raw materials. As a result, Cyanco's net income before taxes (on a 100% basis) increased $512,000, or 31%, during the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

         Management fee income from Cyanco increased $23,000, or 18%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003 due to the increase in Cyanco's revenues discussed above, upon which the management fee is computed.

         Investment and other income decreased $21,000, or 30%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003. This decrease is due primarily to less interest income realized as a result of principal reductions in notes receivable, and lower investment earnings during the three months ended September 30, 2004.

         General and administrative expenses remained somewhat constant, increasing $9,000, or 7%, in the three months ended September 30, 2004 compared to the three months ended September 30, 2003.

Nine Months Ended September 30, 2004
------------------------------------

         Equity in earnings of Cyanco increased $1,238,000, or 73%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Cyanco revenues increased $5,341,000, or 25%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Increased market prices of gold during 2003 and 2004 have led to increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during 2004. Cyanco's costs and expenses increased $2,865,000, or 16%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. The increase in operating costs resulted primarily from the increase in variable manufacturing costs due to a greater volume of sodium cyanide sold and increases in the cost of raw materials. As a result, Cyanco's net income before taxes (on a 100% basis) increased $2,476,000, or 73%, during the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

         Management fee income from Cyanco increased $81,000, or 26%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003 due to the increase in Cyanco's revenues discussed above, upon which the management fee is computed.

         Investment and other income decreased $152,000, or 56%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. This decrease is due primarily to less interest income realized as a result of principal reductions in notes receivable, and lower investment earnings during the first nine months of 2004.

         General and administrative expenses remained somewhat constant, increasing $16,000, or 3%, in the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003.

Liquidity and Capital Resources

         At September 30, 2004, the liabilities of the Company consisted of current liabilities and deferred income taxes. Current liabilities at September 30, 2004 were comprised of accounts payable and accrued expenses totaling $2,567,000, including dividends payable of $409,000, with the remainder comprised primarily of accrued United States and Canadian income taxes. These current liabilities compare favorably to total current assets of $15,306,000 as of September 30, 2004. Current assets are comprised primarily of cash and cash equivalents of $14,455,000 and short-term investments that are available for sale of $582,000.

         Cash in excess of short-term operating needs is invested in interest bearing investment accounts with maturities ranging from 30 days to one year, substantially all of which are classified as cash equivalents. The Board of Directors of the Company continues to evaluate alternative uses for the cash of the Company, including the payment of dividends to stockholders, optimizing short-term investment results without exposing Company resources to high levels of market risk, diversification of the Company's business, further investment in Cyanco, and other strategies.

         Net cash used in operating activities for the nine months ended September 30, 2004 was $115,000 compared to net cash used in operating activities of $435,000 for the nine months ended September 30, 2003. The improvement in cash used in operating activities during the first nine months of 2004 is primarily due to the increase in accounts payable and accrued expenses of $864,000 in the first nine months of 2004 resulting from the accrual of United States and Canadian income taxes and to the increase in net income during the first nine months of 2004. The equity in earnings of Cyanco, a non-cash income item, is excluded from the calculation of net cash used in operating activities because of the Company's use of the equity method of accounting for its investment in Cyanco. Actual cash distributions from Cyanco are included in cash flows from investing activities, as discussed below.

         Net cash provided by investing activities for the nine months ended September 30, 2004 was $9,237,000 compared to net cash provided by investing activities of $4,585,000 for the nine months ended September 30, 2003. During the first nine months of 2004, the Company received distributions of $4,000,000 from Cyanco, $5,016,000 net proceeds from the sale of short-term investments and $221,000 from the collection of notes receivable. By comparison, during the first nine months of 2003, the Company received distributions of $2,000,000 from Cyanco, $2,496,000 net proceeds from the sale of short-term investments and $89,000 from the collection of notes receivable. The increase in cash distributions in 2004 have resulted from the improvement in earnings of Cyanco, as discussed above. Certain investments with longer maturities and greater interest rate risk, which have been classified as short-term investments in the Company's condensed, consolidated balance sheets, have been liquidated during the first nine months of 2004, with proceeds placed in short-term, variable interest rate investments, which are classified as cash equivalents.

         Net cash used in financing activities for the nine months ended September 30, 2004 was $1,091,000 comprised of dividends paid of $1,089,000 and purchase and retirement of shares of the Company's common stock of $2,000. Net cash used in financing activities for the nine months ended September 30, 2003 was $1,123,000 comprised of dividends paid of $340,000 and purchase and retirement of shares of the Company's common stock of $783,000. The Company declared a dividend of $409,000 on September 15, 2004, which was paid on October 14, 2004.

         The Company has an ongoing audit by the Canada Customs and Revenue Agency (CCRA) of previously filed tax returns in Canada. In the initial phase of the audit, CCRA has taken a position on certain matters different than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that the facts and circumstances support the position taken by the Company and continues discussions and negotiations with CCRA. The Company believes that amounts accrued and included in accounts payable and accrued expenses at September 30, 2004 are adequate for the resolution of the audit by CCRA. However, there can be no assurance that such obligation will not exceed the current estimate.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         A significant portion of the Company's cash equivalents and short-term investments bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments and potentially the market value of the principal of these instruments. The Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. During 2004, the Company has liquidated investments with longer maturities and greater interest rate risk, with proceeds placed in short-term, variable interest rate investments with less exposure to interest rate risk. Significant changes in interest rates may have a material impact on the Company's investment income, but not on the Company's consolidated results of operations.

Item 4.  Controls and Procedures

            (a) Evaluation of disclosure controls and procedures

            Based on their evaluations as of September 30, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II.  OTHER INFORMATION


Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

         In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. From November 2001 through September 30 2004, the Company purchased 399,688 common shares under this plan. However, the Company did not purchase any shares during the three months ended September 30, 2004.


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

                  Exhibit 99.1 - Press Release Dated October 27, 2004

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



October 27, 2004                            /s/  John T. Day
------------------                          ----------------
    (Date)                                  John T. Day, President
                                            (principal executive officer)


October 27, 2004                            /s/  Dennis P. Gauger
----------------                            ---------------------
    (Date)                                  Dennis P. Gauger,
                                            Chief Financial Officer (principal
                                            financial and accounting officer)