Form 10-K
period 2004-12-31
NEVADA CHEMICALS INC
filed 2005-03-18
CIK 356342

--------------------------------------------------------------------------------
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    Form 10-K
(Mark One)
         [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

         [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ____________ to ____________

                           Commission File No. 0-10634
                           ---------------------------

                             Nevada Chemicals, Inc.
             (Exact name of registrant as specified in its charter)

                      Utah                                       87-0351702
   (State or other jurisdiction of incorporation             (I.R.S. Employer
                or organization)                            Identification No.)

                       9149 So. Monroe Plaza Way, Suite B
                                Sandy, Utah 84070
               (Address of principal executive offices, zip code)

       Registrant's telephone number, including area code: (801) 984-0228

                           ---------------------------

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                                 Title of class
                                 --------------
                         Common Stock, $0.001 Par Value
                         ------------------------------

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

         Based on the closing sales price of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates was $20,558,000 (3,514,134 shares estimated to be held by non-affiliates). Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of March 16, 2005 was 6,807,452.

                       Documents Incorporated by Reference

         Portions of the Registrant's Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

                             Nevada Chemicals, Inc.
                           Annual Report on Form 10-K
                                Table of Contents



Part I                                                                                Page No.
                                                                                      --------
    Item 1.     Business                                                                 1
    Item 2.     Properties                                                               3
    Item 3.     Legal Proceedings                                                        3
    Item 4.     Submission of Matters to a Vote of Security Holders                      4

Part II
    Item 5.     Market for the Registrant's Common Equity and Related
                   Stockholder Matters                                                   4
    Item 6.     Selected Financial Data                                                  6
    Item 7.     Management's Discussion and Analysis of Financial Condition
                   and Results of Operations                                             7
    Item 7A.    Quantitative and Qualitative Disclosure about Market Risk               10
    Item 8.     Financial Statements and Supplementary Data                             11
    Item 9.     Changes in and Disagreements with Accountants on
                   Accounting and Financial Disclosure                                  11
    Item 9A.    Controls and Procedures                                                 11
    Item 9B.    Other Information                                                       12

Part III
    Item 10.    Directors, Executive Officers, Promoters and Control
                   Persons of the Registrant                                            12
    Item 11.    Executive Compensation                                                  12
    Item 12.    Security Ownership of Certain Beneficial Owners and
                   Management                                                           12
    Item 13.    Certain Relationships and Related Transactions                          12
    Item 14.    Principal Accountant Fees and Services                                  12

Part IV
    Item 15.    Exhibits, Financial Statement Schedules, and Reports on
                   Form 8-K                                                             13

Signatures                                                                              15


PART I

Item 1.           Business

General

         Nevada Chemicals, Inc., a Utah corporation organized in 1979 (the "Company"), is engaged in the single business segment of supplying chemicals to the gold mining industry in the western United States, primarily through its ownership in Cyanco Company ("Cyanco"). The Company holds a 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide through Winnemucca Chemicals, Inc. ("Winnemucca Chemicals"), a wholly owned subsidiary of the Company.

         In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its explosives business (the "Explosives Business") to Union Espanola de Explosivos S.A. and certain of its subsidiaries ("UEE"). In connection with this transaction, the name of the Company was changed from Mining Services International Corporation to Nevada Chemicals, Inc.

         The Company's operating revenues consist mainly of earnings from Cyanco based on the equity method of accounting and management fee income from Cyanco. In addition to income from Cyanco operations, the Company earned investment income during 2004 on the Company's cash and cash equivalents and short-term investments.

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

         Demand for the sodium cyanide manufactured by Cyanco is dependent on the level of gold mining activity in the geographic area it services. The level of gold mining activity is dependent to some extent on the price of gold. Over the past five years, the market price of gold has generally increased from a low of $252 per ounce on July 20, 1999 to as high as $454 per ounce on December 2, 2004. Since then, the price of gold has pulled back to $433 per ounce on March 4, 2005. If the price of gold continues at these higher values, the gold mining community may be induced to expand exploration and production activities. In such event, the demand for sodium cyanide in Cyanco's market area should remain relatively stable or possibly increase in the foreseeable future.

         Competition and Purchase of FMC Sodium Cyanide Business

         Cyanco historically represented one of three sources of sodium cyanide in the western United States. The world market for briquette or dry-form sodium cyanide is dominated by E.I. DuPont Nemours ("DuPont"). Historically, Cyanco competed with DuPont and also with FMC Corporation ("FMC"), which marketed and delivered liquid sodium cyanide in the same geographic area as Cyanco.

         Effective April 1, 2002, Cyanco purchased contracts and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its 12-year role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. The FMC supply contracts acquired by Cyanco are with several key Nevada gold mining operations. According to Cyanco estimates, the business purchased represents approximately 25,000 tons of additional sodium cyanide business for Cyanco during the lifetime of the contracts, which vary from approximately four years to the life of certain gold mines. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers.

         As a result of the FMC transaction, Cyanco competes primarily with DuPont to supply sodium cyanide to the Nevada gold mining industry. The Company believes that the important competitive factors in the sodium cyanide market are location, service, quality and price. Cyanco has had to meet competitive demands, and has been able to achieve results by being creative and service-oriented and offering competitive pricing.

         Dependence on Customers

         All of the Company's sales occur within the western United States. Since most of Cyanco's cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. During 2004, Cyanco had sales to three customers representing 39%, 36% and 12% of total sales. A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on the Company's results of operations. Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation. However, such losses of customers due to mine closures are not currently expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in periods of fluctuating market prices of gold.

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

         Raw Materials

         Cyanco has historically not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its products. In the present environment, raw material availability could be impacted for short periods of time, but Cyanco does not expect significant difficulty in obtaining raw materials for the longer term. Cyanco must compete with other markets for a major portion of its raw materials (ammonia, caustic soda, natural gas and electricity). The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural and other commercial users. Cyanco has historically entered into long-term contracts for transportation of natural gas to the Cyanco facility. Cyanco has not had significant difficulty in obtaining the other necessary raw materials since there are alternative sources of supply. Cyanco has experienced, however, wide fluctuations in the cost of raw materials, primarily driven by the cost of natural gas, which in turn impacts the price and availability of ammonia and caustic soda. It is Cyanco's intent wherever possible to continue to pass short-term raw material price fluctuations on to its client base in order to maintain profitability. However, not all of the supply relationships include such cost sharing provisions.

         Employees

         The Company currently employs two individuals and one part-time consultant at its corporate offices. Cyanco has 31 employees at its plant in Winnemucca, Nevada. The Company and Cyanco consider relations with their employees to be positive.

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

         Cyanco and other cyanide producers, along with international mining companies, have voluntarily begun to establish a standard of performance or procedures for manufacturing, transportation and use of cyanide called the International Cyanide Management Code ("ICMC"). The purpose of this code is to provide guidelines for the best available techniques to protect the environment, employees and the public. Cyanco anticipates that it will be a signatory to this code when it is adopted.

         Other Governmental Regulations

         Cyanco is subject to various governmental authorities with respect to transportation and handling of hazardous materials. In addition, it is subject to OSHA's Process Safety Management program at the Winnemucca plant. Cyanco has implemented compliance programs, which the Company believes addresses the program objectives and guidelines. Cyanco is regularly inspected by Nevada's regulatory agencies to monitor compliance to Nevada's Chemical Accident Prevention Program.


Item 2.           Properties

         The Company currently leases office facilities comprised of 1,325 square feet and located at 9149 South Monroe Plaza Way, Sandy, Utah under a one-year lease agreement.

         Cyanco owns its property, consisting of approximately 1,300 acres of land and manufacturing facilities near Winnemucca, Nevada. These facilities are considered suitable, and currently provide sufficient capacity to supply Cyanco's customers.

Item 3.           Legal Proceedings

           The Company may be subject to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

         As previously discussed, Cyanco is a non-corporate joint venture that is owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa. The Joint Venture Agreement provides that each joint venture partner has a first right of refusal to purchase the other partner's interest in the event the other partner transfers its interest in the joint venture to a third party.

         Effective January 1, 2003, Degussa purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa AG, a German corporation and the ultimate parent company of Degussa and CyPlus.

         On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court, Winnemucca Chemicals, Inc. vs. Degussa Corporation and CyPlus Corporation (the case was later removed to the United States District Court for the District of Nevada and is currently pending as Case No. CV-N-04-364-ECR
(RAM)), related to Degussa's purported transfer of its joint venture interest to CyPlus. Winnemucca Chemicals claims that such transfer was in violation of the Joint Venture Agreement. The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals' rights under the Joint Venture Agreement arising out of the transfer. This litigation has no impact on the operations of Cyanco.


Item 4.           Submission of Matters to a Vote of Security Holders

         There were no matters submitted to a vote of security holders during the fourth quarter of 2004.


PART II


Item 5:           Market for the Registrant's Common Equity and Related
                  Stockholder Matters

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

                                                       Closing Prices
                                                       --------------

                                                    High             Low
                                                    ----             ---

           2003     First Quarter                   $2.50            $1.30
                    Second Quarter                  $4.00            $2.35
                    Third Quarter                   $3.15            $2.65
                    Fourth Quarter                  $3.39            $2.45

           2004     First Quarter                   $5.97            $4.70
                    Second Quarter                  $5.85            $4.91
                    Third Quarter                   $6.31            $5.37
                    Fourth Quarter                  $7.49            $6.30


         On March 16, 2005, the closing quotation for the common stock on NNM was $6.88 per share. As reflected by the high and low prices on the foregoing table, the trading price of the Common Stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, fluctuations in the price of gold, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

         (b) Approximate number of equity security holders

         The approximate number of record holders of the Company's Common Stock as of March 16, 2005 was 450, which does not include shareholders whose stock is held through securities position listings.

         (c) Dividends

           During 2004, the Company declared dividends of $.05 per share for the first quarter and $.06 per share for each of the second, third and fourth quarters, for an aggregate of $1,157,000. The fourth quarter dividend of $408,000 was paid in January 2005, and is included in accounts payable and accrued expenses in the Company's consolidated balance sheet at December 31, 2004.

         During 2003, the Company declared dividends of $.05 per share for each of the second, third and fourth quarters, for an aggregate of $1,021,000. The fourth quarter dividend of $341,000 was paid in January 2004, and is included in accounts payable and accrued expenses in the Company's consolidated balance sheet at December 31, 2003.

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

                                                                                    Number of Securities
                                                                                   Remaining Available for
                                                                                    Future Issuance Under
                             Number of Securities         Weighted-Average        Equity Compensation Plans
                          to be Issued Upon Exercise     Exercise Price of     (Excluding Securities Reflected
     Plan Category          of Outstanding Options        Outstanding Options            in Column (a))
--------------------------------------------------------------------------------------------------------------
                                     (a)                          (b)                         (c)
Equity compensation plans
   approved by security
   holders                         208,500                   $1.34                       614,207

         See also Note 10 of the Notes to Consolidated Financial Statements for further information regarding the Option Plan.

         During 2004, the Company did not sell any of its equity securities.

         During the fourth quarter of 2004, neither the Company nor any of its affiliates purchased any equity securities of the Company.

Item 6.           Selected Financial Data

         The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2004 were derived from audited financial statements of the Company and its consolidated subsidiaries. The financial statements as of and for each of the fiscal years in the five year period were audited by Tanner LC, independent public accountants. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes thereto.

                                                                    Years Ended December 31,
                                                   2004         2003        2002          2001         2000
                                                 ------------------------------------------------------------
                                                            (in thousands except per share amounts)
Results of Operations Data (1):
   Operating revenues and equity in earnings (2) $  3,657    $   2,960   $     3,912    $  2,533    $   2,066
   Income from continuing
      operations                                    2,415        1,705         2,128       1,007          795
   Income (loss) from discontinued
      operations                                        -            -             -        (821)      (4,826)
   Net income (loss)                                2,415        1,705         2,128         186       (4,301)

   Earnings (loss) per common
      share - diluted:
      Income from continuing
         operations                              $   0.35    $    0.24   $      0.29    $   0.14    $    0.11
      Income (loss) from discontinued
         operations                                     -            -             -       (0.11)       (0.66)
      Net income (loss)                              0.35         0.24          0.29        0.03        (0.55)

   Cash dividends declared per
         per common share                        $  0 .23    $    0.15   $         -    $      -    $       -

Balance Sheet Data:

   Total Assets                                  $ 27,761    $  25,502   $    24,692    $ 23,661    $  22,590
   Long-term debt                                       -            -             -           -            -
   Stockholders' equity                            22,746       21,897        22,011      20,314       20,245

(1) The sale of the Company's explosives business in 2001 is accounted for as a discontinued operation, and accordingly, amounts for 2001 and prior years have been restated to reflect discontinued operations accounting, including offsetting long-term debt and other liabilities assumed in the sale against the net assets sold on the consolidated balance sheets.

(2) Includes the Company's 50% share of the operating results of Cyanco reported using the equity method of accounting.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The operations reported in the statements of income for all periods presented consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, management fee income from Cyanco, investment income on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the years ended December 31, 2004, 2003 and 2002 is presented in Note 11 to the Company's consolidated financial statements. Separate audited financial statements of Cyanco are included in this report as
Exhibit 99.1.

         Effective April 1, 2002, Cyanco purchased the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers.

Results of Operations

2004 vs. 2003

         Equity in earnings of Cyanco increased $610,000, or 24%, in 2004 compared to 2003. Cyanco revenues increased $5,725,000, or 19%, in 2004 compared to 2003. Increased market prices of gold during 2003 and 2004 have led to increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during 2004. Cyanco costs and expenses increased $4,505,000, or 18%, in 2004 compared to 2003, primarily due to the higher volumes of product sold, the increase in certain key raw material costs compared to last year, and the $1,100,000 charge recorded by Cyanco in 2004 for the impairment of certain intangible assets acquired from FMC. As a result, Cyanco net income before taxes increased $1,222,000, or 24%, during 2004 compared to 2003.

         Management fee revenue from Cyanco increased to $538,000 in 2004 compared to $451,000 in 2003 due to the increased revenues of Cyanco.

         Investment and other income decreased to $193,000 in 2004 compared to $302,000 in 2003. This decrease is due primarily to less interest income realized as a result of principal reductions in notes receivable, and lower investment earning during 2004. The decrease in investment earnings is attributable to the Company liquidating investments with longer maturities and greater interest rate risk, and placing funds in highly liquid, variable interest rate investments that have a lower rate of return.

         General and administrative expenses remained nearly constant, increasing $18,000, or 3% in 2004 compared to 2003.

         2003 vs. 2002

         Equity in earnings of Cyanco decreased $807,000, or 24%, in 2003 compared to 2002. Cyanco revenues decreased $487,000, or 2%, in 2003 compared to 2002. The decrease in revenues was due to two factors: (1) lower volumes in 2003 resulting from market pressures and (2) certain customers decreasing purchases during scheduled maintenance of mining facilities in 2003. These decreases in revenues from lower volumes of product sold were partially offset by the ability of the Company to increase sales prices for certain customers with cost plus pricing arrangements, and from the additional volume of sodium cyanide supplied by Cyanco to customers under contracts acquired from FMC in April 2002. Cyanco costs and expenses increased $1,129,000, or 5%, in 2003 compared to 2002, primarily due to the increase in certain key raw material costs compared to 2002. As a result, Cyanco net income before taxes decreased $1,616,000 or 24%, during 2003 compared to 2002.

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

         General and administrative expenses decreased $617,000 or 49%, in 2003 compared to 2002. This decrease is due primarily to certain significant expenses in 2002, including $206,000 of compensation expense to two members of the board of directors, $103,000 each for services and the directors' surrender of all their outstanding stock options. An additional $214,000 in bad debt expense was recorded in 2002 related to net notes and accounts receivable estimated to be uncollectible by UEE that were assigned back to the Company by UEE pursuant to the terms of the agreement to sell the Company's explosives business. During 2003, the Company recovered $70,000 of the receivables, which was recorded as an offset to general and administrative expenses. In addition, $62,000 of the decrease in 2003 was due to the elimination of operating expenses and depreciation expense associated with the office building sold in November 2002.

Liquidity and Capital Resources

         At December 31, 2004, the liabilities of the Company consisted of current liabilities and deferred income taxes. Current liabilities at December 31, 2004 were comprised of accounts payable and accrued expenses totaling $2,430,000 and deferred income taxes payable of $2,585,000. Current liabilities at December 31, 2004 consisted of trade accounts payable of $6,000, dividends payable of $408,000 and accrued expenses (comprised primarily of accrued income taxes) of $2,016,000. These current liabilities compare favorably to total current assets of $16,964,000 at December 31, 2004. Current assets were comprised primarily of cash and cash equivalents of $15,972,000.

         The Company's current strategy is to invest cash in excess of short-term operating needs in highly liquid, variable interest rate investments with maturities of 90 days or less. The board of directors of the Company is currently evaluating alternative uses for the cash of the Company, including optimizing short-term investment results without exposing the Company to high levels of market risk, diversification of the Company's business, further investment in Cyanco, the payment of dividends to shareholders and other strategies.

         Net cash provided by operating activities for 2004 was $211,000 compared to net cash used in operating activities of $(439,000) for 2003. This decrease in net cash used in operations is due primarily in the reduction of the Company's current income tax obligations because of the availability of foreign and other income tax credits and to the increase in deferred income taxes, which added to the provision for income taxes but did not require a current cash outlay. Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

         Net cash provided by investing activities for 2004 was $10,837,000 compared to net cash provided by investing activities of $1,714,000 for 2003. Of the increase, $5,616,000 is attributable to the change in classification of the Company's investments to cash and cash equivalents from short-term investments because of the overall reduction in the maturities of the short-term investments to 90 days or less. In 2004, the Company received $5,000,000 in distributions from Cyanco and net collections of notes receivable of $221,000. In 2003, the Company received $3,000,000 in distributions from Cyanco and net collections of notes receivable of $319,000. Cash received from investing activities in 2003 was partially offset by the net purchase of short-term investments of $(1,603,000) and the purchase of property and equipment of $(2,000).

         Net cash used in financing activities for 2004 was $(1,500,000) compared to net cash used in financing activities of $(1,463,000) for 2003. Net cash used in financing activities in 2004 consisted of the payment of dividends of $(1,498,000) and $(2,000) for the purchase and retirement of treasury stock. Net cash used in financing activities in 2003 consisted of the payment of dividends of $(680,000) and the purchase and retirement of treasury stock of $(783,000). During 2004, the Company declared dividends of $.05 per share for the first quarter and $.06 per share for each of the second, third and fourth quarters. During 2003, the Company declared dividends of $.05 per share for each of the second, third and fourth quarters. In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. As part of the stock repurchase program, the Company purchased and retired 467 and 251,224 common shares in 2004 and 2003, respectively.

         The Company's previously filed Canadian income tax returns for the years 1996 through 2001 are subject to an ongoing audit by the Canada Customs and Revenue Agency ("CCRA"). To date, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the position taken by the Company, and continues discussions with CCRA. The Company believes that amounts accrued as a portion of income taxes payable at December 31, 2004 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

         The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the year ending December 31, 2005.

         The Company's operations have not been, and are not expected to be, materially effected by inflation.

Critical Accounting Policies

         Our critical accounting policies include the following:

                o        Investment in Cyanco
                o        Short-Term Investments
                o        Accounting for Income Taxes

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

         The Company's current assets at December 31, 2004 were comprised primarily of cash and cash equivalents of $15,972,000. Investments with scheduled maturities of three months or less are recorded as cash equivalents. Investments with scheduled maturities of greater than three months but not greater than one year are recorded as short-term investments. The Company had no short-term investments meeting this criterion at December 31, 2004. Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses are included in the consolidated statements of operations.

         As discussed above, the Company's previously filed Canadian income tax returns are subject to an ongoing audit by CCRA. The Company has accrued an amount at December 31, 2004 that it believes is adequate for the resolution of the audit by CCRA. However, changes in the assumptions used in this estimate, including the results of ongoing discussions with CCRA, the length of time required to complete the audit, and other matters, may result in fluctuations of the amount accrued.

Forward Looking Statements

         Within this annual report on Form 10-K, including the discussion in this Item 7, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which, could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, decisions made by Cyanco's customers with respect to the use or sourcing of sodium cyanide used in their operations, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks. Consequently, the actual results could differ materially from those indicated in the statements made.


Item 7A.          Quantitative and Qualitative Disclosures About Market Risk.

         A significant portion of the Company's cash equivalents bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments. The Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. Significant changes in interest rates could have an impact on the Company's consolidated financial position and results of operations. Assuming that the balance of cash and cash equivalents at December 31, 2004 of $15,972,000 was outstanding during the year, a 1% change in interest rates would result in a change of annual earnings of approximately $160,000.

         The Company has no foreign operations and is currently not exposed to material risks from changes in foreign currency.

Item 8.           Financial Statements and Supplementary Data.

         The financial statements of the Company and of Cyanco required by this Item are contained in a separate section of this report. See "Index to Consolidated Financial Statements" on Page F-1 for the consolidated financial statements of the Company included in this report, and the separate financial statements of Cyanco included as Exhibit 99.1 to this report.

         The following table presents selected unaudited quarterly financial data for each of the four quarters in 2004 and 2003. The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods. Results of any one or more quarters are not necessarily indicative of continuing trends. All amounts, except per share data, are stated in thousands of dollars.

Amounts in thousands                         2004                                       2003
                            ---------------------------------------    ---------------------------------------
  (except per share data)       Q1        Q2         Q3     Q4 {1}         Q1       Q2        Q3         Q4
                                --        --         --     ------         --       --        --         --
Revenues and equity
   in earnings                $  986   $ 1,120    $ 1,233   $  318       $  580   $  486    $  954     $  940


Net income                       546       620        736      513          319      260       578        548

Earnings per common
   share - diluted            $ 0.08   $  0.09    $  0.10   $ 0.08       $ 0.04   $ 0.04    $ 0.08     $ 0.08

         {1} Equity in earnings of Cyanco for the fourth quarter of 2004 was reduced by a charge of $550,000 related to the impairment of certain intangible assets of Cyanco.


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         None.


Item 9A.          Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of December 31, 2004, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

            (b) Changes in internal controls

         There were no significant changes in the Company's internal controls over financial reporting or in other factors that could significantly affect these internal controls subsequent to the date of their most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 9B.          Other Information

         None


PART III


Item 10 Directors, Executive Officers, Promoters and Control Persons of the Registrant.

         The information required by this Item is contained in our 2005 Definitive Proxy Statement under the headings "Election of Directors" and "Executive Officers," and is incorporated in this report by reference.


Item 11.          Executive Compensation

         The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading "Executive Compensation," and is incorporated in this report by reference.


Item 12.          Security Ownership of Certain Beneficial Owners and
                  Management.

         The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading "Security Ownership of Certain Beneficial Owners and Management," and is incorporated in this report by reference.


Item 13.          Certain Relationships and Related Transactions.

         There are no transactions to report under this Item for the year ended December 31, 2004.


Item 14.          Principal Accountant Fees and Services

         The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading "Ratification of Selection of Independent Public Accountants," and is incorporated in this report by reference.

PART IV


Item 15.          Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

         (a)      The following documents are filed as a part of this report:

                  1. The audited consolidated financial statements of the Company and the report of independent registered public accountants required in Part II, Item 8 are included on pages F-1 to F-19. See the Index to Consolidated Financial Statements on page F-1.

                  2. The audited financial statements of Cyanco, a significant subsidiary reported on the equity method, and the report of independent registered public accountants are included as financial statement schedules to this annual report on Form 10-K as Exhibit 99.1.

                  No other required financial statement schedules are listed because they are not applicable or the required information is shown in the Company's consolidated financial statements or notes thereto.

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

                         11 Statement re Computation of Per Share Earnings (included in Notes to Consolidated Financial Statements contained in this filing).

                         14 Nevada Chemicals, Inc. Code of Ethics and Business Conduct (incorporated by reference from the Form 10-K filed by the Company for the fiscal year ended December 31, 2003).

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

                         32.2 Certification of Principal Financial Officer
                              pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (this filing).

                         99.1 The financial statements for the fiscal year ended
                              December 31, 2004 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent registered public accountants (this filing).

                         99.2 Press release dated March 17, 2005 (this filing).


         (b) The Company did not file any reports on Form 8-K during the fourth quarter of the year ended December 31, 2004.

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

                                                 Date:  March 17, 2005


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

   Signatures                 Capacity in Which Signed                Date
   ----------                 ------------------------                ----

   /S/ Bryan Bagley        Chairman of the Board of Directors     March 17, 2005
-------------------
Bryan Bagley


   /S/ John T. Day         President, Chief Executive Officer     March 17, 2005
------------------         and Director (Principal Executive
John T. Day                Officer)


   /S/ James Solomon       Director                               March 17, 2005
--------------------
James Solomon


   /S/ Nathan L. Wade      Director                               March 17, 2005
---------------------
Nathan L. Wade


   /S/ M. Garfield Cook    Director                               March 17, 2005
-----------------------
M. Garfield Cook


   /S/ Dennis P. Gauger    Chief Financial Officer and            March 17, 2005
-----------------------    Principal Accounting Officer
Dennis P. Gauger

                             NEVADA CHEMICALS, INC.
                   Index to Consolidated Financial Statements


Report of Independent Registered Public Accounting Firm                     F-2

Consolidated Balance Sheets                                                 F-3

Consolidated Statements of Income                                           F-4

Consolidated Statements of Stockholders' Equity                             F-5

Consolidated Statements of Cash Flows                                       F-6

Notes to Consolidated Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Board of Directors and Stockholders of Nevada Chemicals, Inc.


We have audited the consolidated balance sheets of Nevada Chemicals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for the years ended December 31, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board of the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Chemicals, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.


/s/  TANNER LC


Salt Lake City, Utah
     March 2, 2005

                             NEVADA CHEMICALS, INC.
                           Consolidated Balance Sheets


                                                                                     December 31,
ASSETS                                                                        2004                  2003
                                                                       -------------------- ---------------------
Current assets:
   Cash and cash equivalents                                             $     15,972,000      $      6,424,000
   Short-term investments                                                               -             5,614,000
   Receivables                                                                     76,000                94,000
   Prepaid expenses                                                               730,000               278,000
   Current portion of notes receivable                                            186,000               221,000
                                                                       -------------------- ---------------------

   Total current assets                                                        16,964,000            12,631,000

Investment in joint venture                                                    10,547,000            12,428,000
Notes receivable                                                                        -               186,000
Property and equipment, net                                                        12,000                29,000
Other assets                                                                      238,000               228,000
                                                                       -------------------- ---------------------

                                                                         $     27,761,000      $     25,502,000
                                                                       ==================== =====================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses              $      2,430,000      $      1,873,000

Deferred income taxes                                                           2,585,000             1,732,000
                                                                       -------------------- ---------------------

   Total liabilities                                                            5,015,000             3,605,000
                                                                       -------------------- ---------------------

Commitments and contingencies

Stockholders' equity:
   Common stock; $.001 par value, 500,000,000 shares
      authorized, 6,807,452 and 6,807,919 shares issued
      and outstanding                                                               7,000                 7,000
   Capital in excess of par value                                               3,510,000             3,512,000
   Accumulated other comprehensive loss                                                -                 (2,000)
   Retained earnings                                                           19,229,000            18,380,000
                                                                       -------------------- ---------------------

   Total stockholders' equity                                                  22,746,000            21,897,000
                                                                       -------------------- ---------------------

                                                                         $     27,761,000      $     25,502,000
                                                                       ==================== =====================



           See accompanying notes to consolidated financial statements

                             NEVADA CHEMICALS, INC.
                        Consolidated Statements of Income

                                                                    Years Ended December 31,
                                                           2004                2003                2002
                                                    ------------------- -------------------- -----------------
Revenues and equity in earnings:
   Management fee from joint venture                   $       538,000      $       451,000     $     460,000
   Equity in earnings of joint venture                       3,119,000            2,509,000         3,316,000
   Other                                                           -                    -             136,000
                                                    ------------------- -------------------- -----------------

   Total                                                     3,657,000            2,960,000         3,912,000

General and administrative expenses                            657,000              639,000         1,256,000
                                                    ------------------- -------------------- -----------------

Operating income                                             3,000,000            2,321,000         2,656,000
                                                    ------------------- -------------------- -----------------

Other income:
   Investment and other income                                 193,000              302,000           270,000
   Gain on sale of assets                                          -                    -             680,000
                                                    ------------------- -------------------- -----------------

   Total other income                                          193,000              302,000           950,000
                                                    ------------------- -------------------- -----------------

Income before provision for income taxes                     3,193,000            2,623,000         3,606,000

Provision for income taxes                                     778,000              918,000         1,478,000
                                                    ------------------- -------------------- -----------------

Net income                                             $     2,415,000      $     1,705,000     $   2,128,000
                                                    =================== ==================== =================


Earnings per common share:
   Basic                                               $          0.35      $          0.25     $        0.30
                                                    =================== ==================== =================

   Diluted                                             $          0.35      $          0.24     $        0.29
                                                    =================== ==================== =================


Weighted average number of shares outstanding:
   Basic                                                     6,808,000            6,879,000         7,174,000
   Diluted                                                   6,968,000            7,016,000         7,327,000




          See accompanying notes to consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Consolidated Statements of Stockholders' Equity
                  Years Ended December 31, 2004, 2003 and 2002



                                                        Capital       Accumulated
                                  Common Stock         In Excess         Other
                             -----------------------    of Par       Comprehensive      Retained      Treasury
                               Shares      Amount        Value       Income (Loss)      Earnings        Stock         Total
                             ------------ ---------- -------------- ----------------- -------------- ------------ ---------------
Balance, January 1, 2002       7,314,260     $7,000     $5,312,000          $    -     $15,568,000   $ (573,000)    $20,314,000
Comprehensive net
   income calculation:
   Net income                        -          -              -                 -       2,128,000           -        2,128,000
   Net unrealized gains on
      investments                    -          -              -             13,000             -            -           13,000
                                                                                                                  ---------------
Comprehensive income                 -          -              -                 -              -            -        2,141,000
                                                                                                                  ---------------
Purchase and retirement
   of treasury stock           (255,117)        -      (1,017,000)               -              -       573,000        (444,000)
                             ------------ ---------- -------------- ----------------- -------------- ------------ ---------------
Balance, December 31,
   2002                       7,059,143       7,000     4,295,000            13,000     17,696,000           -       22,011,000
Comprehensive net
   income calculation:
   Net income                        -          -              -                 -       1,705,000           -        1,705,000
   Net unrealized losses on
      investments                    -          -              -            (15,000)            -            -          (15,000)
                                                                                                                  ---------------
Comprehensive income                 -          -              -                 -              -            -        1,690,000
                                                                                                                  ---------------
Dividends declared                   -          -              -                 -      (1,021,000)          -       (1,021,000)
Purchase and retirement
   of treasury stock           (251,224)        -        (783,000)               -              -            -         (783,000)
                             ------------ ---------- -------------- ----------------- -------------- ------------ ---------------
Balance, December 31,
   2003                       6,807,919       7,000     3,512,000            (2,000)    18,380,000           -       21,897,000
Comprehensive net
   income calculation:
   Net income                        -          -              -                 -       2,415,000           -        2,415,000
   Net unrealized gains on
      investments                    -          -              -              2,000             -            -            2,000
                                                                                                                  ---------------
Comprehensive income                 -          -              -                 -              -            -        2,417,000
                                                                                                                  ---------------
Dividends declared                   -          -              -                 -      (1,566,000)                  (1,566,000)
Purchase and retirement
   of treasury stock               (467)        -          (2,000)               -              -            -           (2,000)
                             ------------ ---------- -------------- ----------------- -------------- ------------ ---------------
Balance, December 31,
   2004                       6,807,452      $7,000    $3,510,000           $    -     $19,229,000      $    -      $22,746,000
                             ============ ========== ============== ================= ============== ============ ===============



           See accompanying notes to consolidated financial statements

                             NEVADA CHEMICALS, INC.
                      Consolidated Statements of Cash Flows

                                                                             Years Ended December 31,
                                                                      2004             2003              2002
                                                                ----------------- ---------------- -----------------
Cash flows from operating activities:
   Net income                                                  $   2,415,000    $   1,705,000     $   2,128,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation and amortization                                   17,000           11,000            36,000
      Provision for losses on assets                                      -                -            223,000
      Equity in earnings of joint venture                         (3,119,000)      (2,509,000)       (3,316,000)
      Gain on sale of assets                                              -                -           (680,000)
      Deferred income taxes                                          853,000          148,000           110,000
      (Increase) decrease in:
         Receivables                                                  18,000            5,000         1,243,000
         Prepaid expenses                                            248,000            1,000             8,000
         Other assets                                                (10,000)           3,000            14,000
      Increase (decrease) in accounts payable and
         accrued expenses                                           (211,000)         197,000          (776,000)
                                                             ----------------- ---------------- -----------------

   Net cash provided by (used in) operating activities               211,000         (439,000)       (1,010,000)
                                                             ----------------- ---------------- -----------------

Cash flows from investing activities:
   Distributions from joint venture                                5,000,000        3,000,000         3,000,000
   Net sales (purchases) of short-term investments                 5,616,000       (1,603,000)       (4,013,000)
   Proceeds from sale of assets                                           -                -          1,556,000
   Increase in notes receivable                                           -                -         (1,000,000)
   Payments on notes receivable                                      221,000          319,000         1,489,000
   Purchase of property and equipment                                     -            (2,000)               -
                                                             ----------------- ---------------- -----------------

   Net cash provided by investing activities                      10,837,000        1,714,000         1,032,000
                                                             ----------------- ---------------- -----------------

Cash flows from financing activities:
   Payment of dividends                                           (1,498,000)        (680,000)               -
   Purchase and retirement of treasury stock                          (2,000)        (783,000)         (421,000)
                                                             ----------------- ---------------- -----------------

   Net cash used in financing activities                          (1,500,000)      (1,463,000)         (421,000)
                                                             ----------------- ---------------- -----------------

Net increase (decrease) in cash and cash equivalents               9,548,000         (188,000)         (399,000)

Cash and cash equivalents, beginning of year                       6,424,000        6,612,000         7,011,000
                                                             ----------------- ---------------- -----------------

   Cash and cash equivalents, end of year                      $  15,972,000    $   6,424,000     $   6,612,000
                                                             ================= ================ =================


           See accompanying notes to consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Notes to Consolidated Financial Statements


Note 1:  Organization and Significant Accounting Policies

         Organization - Nevada Chemicals, Inc. (the "Company"), through its ownership in Cyanco Company ("Cyanco"), supplies chemicals to the gold mining industry in the United States. Winnemucca Chemicals, Inc. ("Winnemucca Chemicals"), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is included in Note 11.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company, and its consolidated subsidiary. All significant inter-company balances and transactions have been eliminated.

         Cash and Cash Equivalents - For purposes of the consolidated statements of cash flows, cash and cash equivalents includes all cash and investments with original maturities to the Company of three months or less.

         Short-term Investments - Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments. Management classified these investments at December 31, 2003 as available for sale. The short-term investments are recorded at fair value, with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses are included in the consolidated statements of income.

         Property and Equipment - Property and equipment are recorded at cost, less accumulated depreciation. Depreciation is computed using the straight-line method over the estimated useful lives of the assets. Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized. Gains and losses on the sale of property and equipment are included in the consolidated statements of income.

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

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


         Stock-Based Compensation - The Company has a stock-based employee compensation plan, which is described more fully in Note 10. The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2004, 2003 and 2002, as no stock options were granted under the plan during these years. Options outstanding at December 31, 2004 had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, and were fully vested on the date of grant. Because no options were granted during the periods presented, no pro-forma presentation of the effect on net income and earnings per share assuming the Company applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is presented.

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                               Years Ended December 31
                                         2004           2003           2002
                                    -------------- -------------- --------------

Weighted average number of shares
   outstanding - basic                 6,808,000       6,879,000      7,174,000
Dilutive effect of stock options         160,000         137,000        153,000
                                    ------------- --------------- --------------

Weighted average number of shares
   outstanding, assuming dilution      6,968,000       7,016,000      7,327,000
                                    ============= =============== ==============


         Concentration of Credit Risk - Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and receivables.

         The Company maintains its cash and cash equivalents in accounts that, at times, may exceed federally insured limits or in accounts that are not insured. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


         Receivables consist primarily of management fees from Cyanco and accrued interest on notes receivable. Management does not believe significant credit risk exists for these receivables at December 31, 2004.

         Cyanco's customer base consists primarily of mining companies in the Western United States. Since most of Cyanco's customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A loss of one or more customers could adversely affect future sales, and may cause a material adverse effect on Cyanco's results of operations. Although Cyanco is directly affected by the economic health of the mining industry, management does not believe significant credit risk exists at December 31, 2004. In addition, Cyanco has purchase commitments with suppliers of certain raw materials covering various time periods and containing various pricing arrangements. Management believes alternative sources of the raw materials are available in the event that the suppliers are unable to meet Cyanco's raw material needs.

         Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these key estimates include income taxes payable and deferred income taxes. Differences in these estimates and actual results could be material to the Company's financial position and results of operations.

         Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning July 1, 2005. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on July 1, 2005. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

         In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets. This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions. That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


exceptions to that principle. This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The Company has not historically entered into a significant level of nonmonetary transactions, and therefore does not expect that this standard will materially impact is financial position or results of operations.

         In March 2004, the FASB approved the consensus reached on the EITF (Emerging Issues Task Force) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The objective of EITF 03-1 is to provide guidance for identifying impaired investments. EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired. In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued, which is expected to be in early 2005. The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect. The Company has adopted EITF 03-1 disclosure requirements, and does not believe the impact is material to the Company's overall financial position or results of operations.

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

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


Note 2:  Short-Term Investments

         The Company had no short-term investments at December 31, 2004. All short-term investments at December 31, 2003 had scheduled maturities within one year. Net realized losses on short-term investments were $63,000 and $44,000 for the years ended December 31, 2004 and 2003, respectively. No realized gains or losses on short-term investments were recorded in 2002.

         Short-term investments at December 31, 2003 were comprised of the following:

                                           Cost              Market Value
                                     ------------------- ---------------------

   Certificates of deposit                $    191,000          $    189,000
   Managed bond funds                        2,624,000             2,624,000
   U.S. government securities                  697,000               697,000
   Corporate paper                           1,503,000             1,503,000
   Other                                       601,000               601,000
                                     ------------------- ---------------------
                                             5,616,000             5,614,000
   Net unrealized gains (losses)                (2,000)                   -
                                     ------------------- ---------------------

                                          $  5,614,000          $  5,614,000
                                     =================== =====================


Note 3:  Detail of Certain Balance Sheet Accounts


                                                        December 31
                                                    2004              2003
                                            ------------------ -----------------
   Receivables:
      Related party (Note 9)                    $    44,000         $    53,000
      Accrued interest receivable                    32,000              41,000
                                            ----------------- ------------------

                                                $    76,000         $    94,000
                                            ================= ==================


   Accounts payable and accrued expenses:
      Accounts payable - trade                  $     6,000         $    15,000
      Income taxes payable (Note 14)              2,000,000           1,481,000
      Dividends payable                             408,000             341,000
      Other accrued expenses                         16,000              36,000
                                            ----------------- ------------------

                                                $ 2,430,000         $ 1,873,000
                                            ================= ==================

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


Note 4:  Notes Receivable

         Notes receivable are comprised of the following:

                                                                December 31
                                                       2004              2003
                                                 -------------------------------

     Unsecured note receivable due July 2005
       with interest at 8.5%                       $  186,000        $  386,000
     Other                                                  -            21,000
                                                 -------------------------------

                                                   $  186,000        $  407,000
     Less current portion                             186,000           221,000
                                                 -------------------------------

     Long-term portion                             $        -        $  186,000
                                                 ===============================

         The unsecured note receivable resulted from the Company's sale of its explosives business in November 2001. In connection with that sale, any receivables, less an agreed upon reserve of $153,000, that had not been collected within 240 days of the closing date (November 15, 2001) were to be offset against the note receivable in the reverse order of maturity. During 2002, the note receivable from UEE was reduced by $214,000 for net uncollected notes and accounts receivable assigned back to the Company by UEE. Bad debt expense of $214,000 was included in general and administrative expenses for 2002. During 2004 and 2003, as a result of the Company's collection efforts, the Company collected $20,000 and $70,000 of the receivables, which was recorded as a reduction of general and administrative expenses.


Note 5:  Property and Equipment

         Property and equipment consist of the following:


                                                   December 31
                                            2004                  2003
                                      ------------------- ---------------------

  Office furniture and fixtures               $  22,000             $  22,000
  Vehicles                                       34,000                34,000
                                      ------------------- ---------------------

                                                 56,000                56,000
  Less accumulated depreciation                 (44,000)              (27,000)
                                      ------------------- ---------------------

                                              $  12,000             $  29,000
                                      =================== =====================

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


Note 6:  Dividends

           During 2004, the Company declared dividends of $.05 per share for the first quarter and $.06 per share for each of the second, third and fourth quarters, for an aggregate of $1,566,000. The fourth quarter dividend of $409,000 was paid in January 2005, and is included in accounts payable and accrued expenses at December 31, 2004.

           During 2003, the Company declared dividends of $.05 per share for each of the second, third and fourth quarters, for an aggregate of $1,021,000. The fourth quarter dividend of $341,000 was paid in January 2004, and is included in accounts payable and accrued expenses at December 31, 2003.


Note 7:  Income Taxes

         The current provision for income taxes primarily represents U.S. federal income taxes. The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

                                                      Years Ended December 31
                                             2004              2003            2002
                                         --------------- ------------------ ------------
Federal provision at statutory rate       $ (1,086,000)   $ (1,023,000)   $ (1,406,000)
Life insurance and meals                        (8,000)         (4,000)          1,000
Tax exempt interest income                      32,000          33,000              -
Change in valuation allowance                  270,000          12,000              -
Other                                           14,000          64,000         (73,000)
                                         --------------- --------------- ---------------

                                          $   (778,000)   $   (918,000)   $ (1,478,000)
                                         =============== =============== ===============


         The total income tax benefit (provision) consists of the following:

                                                      Years Ended December 31
                                            2004            2003                2002
                                         --------------- --------------- --------------
Current                                   $   75,000      $   (770,000)   $ (1,368,000)
Deferred                                    (853,000)         (148,000)       (110,000)
                                         --------------- --------------- ---------------

                                          $ (778,000)     $   (918,000)  $  (1,478,000)
                                         =============== =============== ===============


                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


Deferred tax assets (liabilities) are comprised of the following:

                                                            December 31
                                                        2004            2003
                                                   --------------- -------------
  Deferred tax assets:
     Foreign tax and other credit carryforwards     $ 1,343,000     $ 3,084,000
     Other                                               10,000          10,000
     Less valuation allowance                        (1,343,000)     (1,613,000)
                                                   -------------- --------------

                                                         10,000       1,481,000
  Deferred tax liabilities - depreciation and
     amortization                                    (2,595,000)     (3,213,000)
                                                   -------------- --------------

                                                    $(2,585,000)    $(1,732,000)
                                                   ============== ==============

         The Company has provided a valuation allowance for deferred tax assets attributed to foreign tax and other credit carryforwards because of uncertainty regarding their realization.

Note 8:  Supplemental Consolidated Statements of Cash Flows Information

         Amounts paid for income taxes were $153,000, $580,000, and $470,000 in 2004, 2003 and 2002, respectively. The Company paid no interest in 2004, 2003 and 2002.

         During 2004:

         o The Company declared a dividend in December, which was paid in January 2005, increasing accounts payable and accrued expenses and reducing retained earnings by $409,000.

         o The Company reclassified prepaid income taxes, increasing prepaid expenses and increasing accounts payable and accrued expenses by $700,000.

         During 2003:

         o The Company declared a dividend in December, which was paid in January 2004, increasing accounts payable and accrued expenses and reducing retained earnings by $341,000.

         During 2002:

         o The Company retired 102,391 shares of treasury stock acquired in 2001 with a cost of $573,000.

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


         o A note receivable from an officer of $23,000 was repaid by receipt by the Company of 5,709 shares of the Company's common stock valued at $23,000, which stock was subsequently retired.


Note 9:  Related Party Transactions

         The Company performs certain management functions for Cyanco for which it receives a fee. Management fees totaled $538,000, $451,000, and $460,000 for 2004, 2003 and 2002, respectively.

         At December 31, 2004 and 2003, the Company had receivables of $44,000 and $53,000, respectively, due from Cyanco.

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

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


         Information regarding the Option Plan is summarized below:

                                                 Number of        Option Price
                                                  Options          per Share
                                            ----------------- ------------------

   Outstanding at January 1, 2002                   377,500        $1.21 - $2.31
      Granted                                            -                   -
      Exercised                                          -                   -
      Expired / forfeited                          (159,000)         1.21 - 1.44
                                            ----------------- ------------------

   Outstanding at December 31, 2002                 218,500          1.21 - 2.31
      Granted                                            -                   -
      Exercised                                          -                   -
      Expired / forfeited                           (10,000)                2.31
                                            ----------------- ------------------

   Outstanding at December 31, 2003                 208,500          1.21 - 1.44
      Granted                                            -                   -
      Exercised                                          -                   -
      Expired / forfeited                                -                   -
                                            ----------------- ------------------

   Outstanding at December 31, 2004                 208,500        $1.21 - $1.44
                                            ================= ==================


     Options exercisable and available for future grant are as follows:

                                              Years Ended December 31
                                        2004            2003          2002
                                      ------------------------------------------

   Options exercisable                 208,500        208,500       218,500
   Options available for grant         614,207        614,207       604,207



           The following table summarizes information about stock options outstanding at December 31, 2004:


                                      Options Outstanding                             Options Exercisable
                                           Weighted
                         Number             Average           Weighted             Number            Weighted
                     Outstanding at        Remaining           Average          Exercisable           Average
     Range of         December 31,        Contractual         Exercise        At December 31,        Exercise
 Exercise Prices        2004              Life (Years)          Price               2004               Price
------------------- ------------------ ------------------ ------------------ ------------------- ------------------

      $1.44               118,500              .59              $1.44               118,500            $1.44
      $1.21                90,000             1.89              $1.21                90,000            $1.21


                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


Note 11:  Significant Unconsolidated Affiliate

           The Company accounts for its 50% ownership interest in Cyanco using the equity method of accounting. Summarized financial information of Cyanco, a significant unconsolidated affiliate of the Company, is as follows:

                                                Years Ended December 31
                                         2004            2003           2002
                                     -------------------------------------------

Results for the year:
   Gross revenues                     $ 35,842,000   $ 30,117,000   $ 30,632,000
   Gross profit                          9,935,000      7,221,000      8,757,000
   Net income                            6,238,000      5,016,000      6,632,000

Company's 50% equity in earnings      $  3,119,000   $  2,509,000   $  3,316,000

Year-end financial position:
   Current assets                     $  6,575,000   $  7,244,000   $  6,613,000
   Non-current assets                   15,609,000     18,782,000     20,133,000
   Current liabilities                   3,267,000      3,100,000      2,525,000
   Non-current liabilities                      -         247,000        558,000


Note 12:  Profit Sharing Plan

           The Company has a defined contribution profit sharing plan, which is qualified under Section 401 (K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute a percentage of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions, as determined by the board of directors, to be made by the Company. The discretionary amount contributed to the plan by the Company was $6,000, $5,000, and $4,000 for 2004, 2003 and 2002, respectively.


Note 13:  Fair Value of Financial Instruments

           The Company's financial instruments consist of cash and cash equivalents, receivables, notes receivable and accounts payable. The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value because of the short-term nature of these items. The carrying amount of notes receivable approximates fair value as the individual borrowings bear interest which approximate market rates for similar instruments.

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


Note 14:  Commitments and Contingencies

           Foreign Income Taxes - The Company's previously filed Canadian income tax returns for the years 1995 through 2001 are subject to an ongoing audit by the Canada Customs and Revenue Agency ("CCRA"). To date, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the position taken by the Company, and continues discussions with CCRA. The Company believes that amounts accrued as a portion of income taxes payable at December 31, 2004 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

           Litigation - The Company may be subject to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

         Cyanco is a non-corporate joint venture owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa Corporation (Degussa). The Joint Venture Agreement provides that each joint venture partner has a first right of refusal to purchase the other partner's interest in the event the other partner transfers its interest in the joint venture to a third party.

         Effective January 1, 2003, Degussa purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa AG, a German corporation and the ultimate parent company of Degussa and CyPlus.

         On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court (the case was later removed to the United States District Court for the District of Nevada) related to Degussa's purported transfer of its joint venture interest to CyPlus. Winnemucca Chemicals claims that such transfer was in violation of the Joint Venture Agreement. The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals' rights under the Joint Venture Agreement arising out of the transfer. This litigation has no impact on the operations of the Cyanco.


Note 15:  Gain on Sale of Assets

         During 2002, the Company sold its office building for approximately $1,170,000 and realized a gain of $220,000, which gain is included in gain on sale of assets in the accompanying consolidated statements of income.

                             Nevada Chemicals, Inc.
                    Notes to Consolidated Financial Statement
                                   (Continued)


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


Note 16:  Significant Fourth Quarter Adjustments

           During the fourth quarter of 2004, Cyanco completed an impairment analysis of certain of its intangible assets using projected discounted cash flows from the intangible assets. Based on the impairment analysis, Cyanco concluded that the intangible assets were impaired. Accordingly, Cyanco recognized a non-cash impairment expense of $1,100,000 in the fourth quarter of 2004. The Company's share of this impairment expense of $550,000 reduced the Company's reported equity in earnings of joint venture in the fourth quarter of 2004.

           During the fourth quarter of 2004, the Company reduced the estimated income tax rate used for 2004 financial reporting purposes from approximately 35% used during the first three quarters of 2004 to an estimated annual rate of 24%, resulting in an income tax benefit for the quarter of $252,000. The reduction in the 2004 income tax rate resulted principally from the availability of foreign tax credits during 2004.