Form 10-Q
period 2005-03-31
NEVADA CHEMICALS INC
filed 2005-05-02
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934
         For the quarterly period ended March 31, 2005

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of April 29, 2005 was 6,901,406.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.
                                    Form 10-Q
                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I     Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of March 31, 2005
           (Unaudited) and December 31, 2004                                 1

           Condensed Consolidated Statements of Income for the Three
           Months Ended March 31, 2005 and March 31, 2004 (Unaudited)        2

           Condensed Consolidated Statements of Cash Flows for the Three
           Months Ended March 31, 2005 and March 31, 2004 (Unaudited)        3

           Notes to Condensed Consolidated Financial Statements              4

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                         8

Item 3.    Quantitative and Qualitative Disclosure About Market Risk         10

Item 4.    Controls and Procedures                                           11

Part II    Other Information

Item 2.    Changes in Securities, Use of Proceeds and Issuer Repurchases
           of Equity Securities                                              11

Item 6.    Exhibits and Reports on Form 8-K                                  12

Signatures                                                                   13

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets



                                                March 31, 2005     December 31,
ASSETS                                           (Unaudited)          2004

Current assets:
   Cash and cash equivalents                      $16,617,000      $15,972,000
   Receivables                                         93,000           76,000
   Prepaid expenses                                   738,000          730,000
   Current portion of notes receivable                186,000          186,000
                                               --------------- ----------------

   Total current assets                            17,634,000       16,964,000

Investment in joint venture                        10,241,000       10,547,000
Other assets                                          243,000          250,000
                                               --------------- ----------------

                                                  $28,118,000      $27,761,000
                                               =============== ================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable
   and accrued expenses                           $ 2,449,000      $ 2,430,000

Deferred income taxes                               2,344,000        2,585,000
                                               --------------- ----------------

   Total liabilities                                4,793,000        5,015,000
                                               --------------- ----------------

Stockholders' equity:
   Common stock                                         7,000            7,000
   Capital in excess of par value                   3,751,000        3,510,000
   Retained earnings                               19,567,000       19,229,000
                                               --------------- ----------------

   Total stockholders' equity                      23,325,000       22,746,000
                                               --------------- ----------------

                                                 $ 28,118,000      $27,761,000
                                               =============== ================



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)




                                                  Three Months Ended March 31
                                                     2005             2004
                                               ----------------- --------------

Revenues and equity in earnings:
   Management fee from joint venture                 $140,000         $122,000
   Equity in earnings of joint venture                694,000          864,000
                                               --------------- ----------------

   Total                                              834,000          986,000

General and administrative expenses                   174,000          195,000
                                               --------------- ----------------

Operating income                                      660,000          791,000

Investment and other income                            92,000           49,000
                                               --------------- ----------------

Income before provision for income taxes              752,000          840,000

Provision for income taxes                                -            294,000
                                               --------------- ----------------

Net income                                           $752,000         $546,000
                                               =============== ================


Earnings per common share:
   Basic                                               $ 0.11           $ 0.08
                                               ============== =================

   Diluted                                             $ 0.11           $ 0.08
                                               ============== =================


Weighted average number of shares outstanding:
   Basic                                            6,816,000        6,808,000

   Diluted                                          6,890,000        6,963,000


Dividends declared per common share                    $ 0.06           $ 0.05
                                               ============== =================




      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                         Three Months Ended March 31
                                                                          2005                 2004
                                                                      -----------------------------------
Cash flows from operating activities:
   Net income                                                             $  752,000         $  546,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation expense                                                     1,000              3,000
      Equity in earnings of joint venture                                   (694,000)          (864,000)
      Changes in operating assets and liabilities:
         Receivables                                                         (17,000)             3,000
         Prepaid expenses                                                     (8,000)            (2,000)
         Other assets                                                          6,000                 -
         Accounts payable and accrued expenses                                13,000            290,000
                                                                      ---------------- ------------------

            Net cash provided by (used in) operating activities               53,000            (24,000)
                                                                      ---------------- ------------------

Cash flows from investing activities:
   Distributions from joint venture                                        1,000,000          1,000,000
   Net sales of short-term investments                                            -           2,957,000
   Payments of notes receivable                                                   -              21,000
                                                                      ---------------- ------------------

            Net cash provided by investing activities                      1,000,000          3,978,000
                                                                      ---------------- ------------------

Cash flows from financing activities:
   Payment of dividends                                                     (408,000)          (341,000)
   Purchase and retirement of treasury stock                                      -              (2,000)
                                                                      ---------------- ------------------

            Net cash used in financing activities                           (408,000)          (343,000)
                                                                      ---------------- ------------------

Net increase in cash                                                         645,000          3,611,000

Cash and cash equivalents, beginning of period                            15,972,000          6,424,000
                                                                      ---------------- ------------------

Cash and cash equivalents, end of period                                 $16,617,000        $10,035,000
                                                                      ================ ==================



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)



NOTE 1.  BASIS OF PRESENTATION

         The interim financial information of Nevada Chemicals, Inc. (the "Company") for the three-month periods ended March 31, 2005 and March 31, 2004 included herein is unaudited, and the balance sheet as of December 31, 2004 is derived from audited financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments. The short-term investments are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of income. The Company had no short-term investments at March 31, 2005 and December 31, 2004.

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

                                               Three Months Ended March 31
                                            -----------------------------------
                                                   2005               2004
                                                   ----               ----
   Weighted average number of shares
      outstanding - basic                        6,816,000          6,808,000
   Dilutive effect of stock options                 74,000            155,000
                                            ---------------- ------------------

   Weighted average number of shares
      outstanding - diluted                      6,890,000          6,963,000
                                            =============== ==================

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)
                                   (Continued)



         Stock-Based Compensation - For stock options granted to employees, the Company utilizes the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation. SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments. However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees. The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable. The pro forma footnote disclosures required by SFAS No. 123 are not applicable during the periods presented as no options were granted or vested during the periods presented.

         Recent Accounting Pronouncements - In December 2004, the Financial Accounting Standards Board ("FASB") issued Financial Accounting Standard ("FAS") No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95. FAS No. 123(R) replaces FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees. This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005, however, the Securities and Exchange Commission has deferred this date for public companies. The new rule allows companies to implement FAS No. 123(R) at the beginning of their next fiscal year. This means that the Company will be required to implement FAS No. 123(R) no later than the quarter beginning January 1, 2006. The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above. The Company anticipates adopting the modified prospective method of FAS No. 123(R) on January 1, 2006. The impact on the Company's financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

NOTE 3.  INVESTMENT IN JOINT VENTURE

         The Company, through its wholly owned subsidiary, Winnemucca Chemicals, Inc., has a fifty percent interest in Cyanco Company ("Cyanco"), a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is as follows (amounts in thousands):

                                                   Three Months Ended March 31
                                                 ------------------------------
                                                    2005               2004
                                                    ----               ----

         Revenues                                $ 9,325,000       $ 8,120,000
         Costs and expenses                        7,937,000         6,392,000
         Net income before taxes                   1,388,000         1,728,000
         Company's equity in earnings                694,000           864,000

NOTE 4.  COMMON STOCK

         In March 2005, three members of the Company's Board of Directors each exercised options to purchase 39,500 common shares of the Company, or a total of 118,500 shares, at an exercise price of $1.4375 per share for total consideration of $170,000. As permitted by the option agreements, the consideration was paid through the directors' surrender to the Company of 8,182 shares each, or a total of 24,546 shares, with a current market value of $170,000. The net result was an increase in the number of common shares outstanding of 93,954 shares. The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.

         The Company recorded an increase to capital in excess of par value of $241,000 in March 2005 for the estimated income tax benefit of the exercise of the stock options.

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

         During the three-month period ended March 31, 2004, the Company purchased and retired 375 shares of its common stock with a total cost basis to the Company of $2,000.

NOTE 5.  DIVIDENDS

         In March 2005, the Company declared a cash dividend of $.06 per share on a total of 6,901,406 outstanding shares of record as of March 28, 2005, payable on April 11, 2005. As of March 31, 2005, dividends payable of approximately $414,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

         In January 2005, the Company paid dividends of approximately $408,000, which were declared in December 2004. In January 2004, the Company paid dividends of approximately $341,000, which were declared in December 2003.

NOTE 6.  FOREIGN INCOME TAXES

         The Company's previously filed Canadian income tax returns for the years 1995 through 2001 are subject to an ongoing audit by the Canada Customs and Revenue Agency ("CCRA"). To date, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the position taken by the Company, and continues discussions with CCRA. The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2005 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

NOTE 7.  INCOME TAXES

         No provision for income taxes was recorded by the Company for the three months ended March 31, 2005 due to the utilization of tax credit carryforwards for which the Company had previously recorded a valuation allowance. The Company used an estimated income tax rate of 35% in the three months ended March 31, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The operations reported in the condensed consolidated statements of income for the three months ended March 31, 2005 and March 31, 2004 consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, management fee income from Cyanco, investment income on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the three months ended March 31, 2005 and March 31, 2004 is presented in Note 3 to the Company's condensed consolidated financial statements.

Results of Operations

         Equity in earnings of Cyanco decreased $170,000, or 20%, to $694,000 in the three months ended March 31, 2005 compared to $864,000 in the three months ended March 31, 2004. Cyanco revenues increased $1,205,000, or 15%, to $9,325,000 in the three months ended March 31, 2005 compared to $8,120,000 in the three months ended March 31, 2004. Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during the first quarter of 2005. Cyanco's costs and expenses increased $1,545,000, or 24%, to $7,937,000 in the three months ended March 31, 2005 compared to $6,392,000 in the three months ended March 31, 2004. The increase in operating costs resulted primarily due to the higher volumes of product sold and the increase in the certain key raw material costs compared to last year. Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco's customers often lag the increases in the cost of raw materials by two to four months. As a result, Cyanco's net income before taxes (on a 100% basis) decreased $340,000, or 20%, to $1,388,000 during the three months ended March 31, 2005 compared to $1,728,000 in the three months ended March 31, 2004.

         Management fee income from Cyanco increased $18,000, or 15%, to $140,000 in the three months ended March 31, 2005 compared to $122,000 in the three months ended March 31, 2004 due to the increase in Cyanco's revenues discussed above, upon which the management fee is computed.

         Investment and other income increased $43,000, or 88%, to $92,000 in the three months ended March 31, 2005 compared to $49,000 in the three months ended March 31, 2004. This increase is due primarily to an increase in the average balance of cash and cash equivalents during the periods and to more favorable rates realized during the current year.

         General and administrative expenses decreased $21,000, or 11%, to $174,000 in the three months ended March 31, 2005 compared to $195,000 in the three months ended March 31, 2004. This decrease is due primarily to decreases in professional fees and investment related expenses during the first three months of 2005.

         The Company did not record a provision for income taxes in the three months ended March 31, 2005 due to the availability of foreign tax credit carryforwards in the current year. Because the Company had previously recorded a valuation allowance against the tax credits, the use of such tax credits resulted in a tax benefit that offset the entire tax provision for the three months ended March 31, 2005. The Company used an estimated income tax rate of 35% in the three months ended March 31, 2004. The Company believes that sufficient tax credit carryforwards are available in the current year to offset substantially all federal income taxes. Therefore, little or no provision for income taxes will be recorded by the Company for the year ending December 31, 2005.

Liquidity and Capital Resources

         At March 31, 2005, the liabilities of the Company consisted of current liabilities of $2,449,000 and deferred income taxes of $2,344,000. Current liabilities consisted of trade accounts payable of $18,000, dividends payable of $414,000 and accrued expenses (comprised primarily of accrued income taxes) of $2,017,000. These current liabilities compare favorably to total current assets of $17,634,000 at March 31, 2005. Current assets were comprised primarily of cash and cash equivalents of $16,617,000 and prepaid expenses (principally prepaid income taxes) of $738,000.

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

         Net cash provided by operating activities for the three months ended March 31, 2005 was $53,000 compared to net cash used in operating activities of $(24,000) for the three months ended March 31, 2004. This increase in net cash provided by operations is due primarily to the reduction of the Company's current income tax obligations because of the availability of foreign and other income tax credits, and to income tax deposits prepaid in prior years. Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

         Net cash provided by investing activities for the three months ended March 31, 2005 was $1,000,000 compared to net cash provided by investing activities of $3,978,000 for the three months ended March 31, 2004. Of the decrease from the prior year first quarter, $2,957,000 is attributable to the change in classification of the Company's investments to cash and cash equivalents from short-term investments because of the overall reduction in the maturities of the short-term investments to 90 days or less. During the three months ended March 31, 2005 and March 31, 2004, the Company received $1,000,000 in distributions from Cyanco. In addition, in the three months ended March 31, 2004, the Company collected notes receivable of $21,000.

         Net cash used in financing activities for the three months ended March 31, 2005 was $(408,000) consisting of the payment of dividends. Net cash used in financing activities for the three months ended March 31, 2004 consisted of the payment of dividends of $(341,000) and $(2,000) for the purchase and retirement of treasury stock.

         The Company's previously filed Canadian income tax returns for the years 1995 through 2001 are subject to an ongoing audit by the Canada Customs and Revenue Agency ("CCRA"). To date, CCRA has taken a different position on certain matters than that taken by the Company. The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the position taken by the Company, and continues discussions with CCRA. The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2005 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

         The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

         The Company's operations have not been, and are not expected to be, materially effected by inflation.

Forward Looking Statements

         Within this quarterly report on Form 10-Q, including the discussion in this Item 2, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, decisions made by Cyanco's customers with respect to the use or sourcing of sodium cyanide used in their operations, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, and the continued availability of qualified technical and other professional employees of the Company and Cyanco. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks. Consequently, the actual results could differ materially from those indicated in the statements made.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         A significant portion of the Company's cash equivalents bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments. The Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. Significant changes in interest rates could have an impact on the Company's consolidated financial position and results of operations. Assuming that the balance of cash and cash equivalents at March 31, 2005 of $16,617,000 was outstanding during the year, a 1% change in interest rates would result in a change of annual earnings of approximately $166,000.

         The Company has no foreign operations and is currently not exposed to material risks from changes in foreign currency.

Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of March 31, 2005, the principal executive officer and principal financial officer of the Company have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

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

PART II.  OTHER INFORMATION

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

         In March 2005, three members of the Company's Board of Directors each exercised options to purchase 39,500 common shares of the Company, or a total of 118,500 shares, at an exercise price of $1.4375 per share for total consideration of $170,000. As permitted by the option agreements, the consideration was paid through the directors' surrender to the Company of 8,182 shares each, or a total of 24,546 shares, with a current market value of $170,000. The net result was an increase in the number of common shares outstanding of 93,954 shares. The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction. The Company recorded an increase to capital in excess of par value of $241,000 in March 2005 for the estimated income tax benefit of the exercise of the stock options.

         In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding shares of common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors. During the three-month periods ended March 31, 2005, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

                  Exhibit 11 - Statement re: computation of per share earnings (included in notes to condensed consolidated financial statements)

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

                  Exhibit 99.1 - Press Release Dated May 2, 2005

2.       Reports on Form 8-K

                  None

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                             NEVADA CHEMICALS, INC.
                                                (Registrant)



May 2, 2005                                  /s/  John T. Day
-----------                                  ----------------
    (Date)                                   John T. Day, President (principal
                                             executive officer)


May 2, 2005                                  /s/  Dennis P. Gauger
-----------                                  ---------------------
    (Date)                                   Dennis P. Gauger,
                                             Chief Financial Officer (principal
                                             financial and accounting officer)