Form 10-Q
period 2005-06-30
NEVADA CHEMICALS INC
filed 2005-08-15
CIK 356342

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                           --------------------------

                                    FORM 10-Q
(Mark One)
         [ X ] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2005

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

         The number of shares outstanding of the registrant's par value $0.001 Common Stock as of August 15, 2005 was 6,901,406.

    -------------------------------------------------------------------------

                             Nevada Chemicals, Inc.
                                    Form 10-Q
                                Table of Contents


                                                                        Page No.
                                                                        --------
Part I     Financial Information

Item 1.    Financial Statements

           Condensed Consolidated Balance Sheets as of June 30, 2005
           (Unaudited) and December 31, 2004                                 1

           Condensed Consolidated Statements of Income for the Three
           Months Ended June 30, 2005 and June 30, 2004 (Unaudited)          2

           Condensed Consolidated Statements of Income for the Six
           Months Ended June 30, 2005 and June 30, 2004 (Unaudited)          3

           Condensed Consolidated Statements of Cash Flows for the Six
           Months Ended June 30, 2005 and June 30, 2004 (Unaudited)          4

           Notes to Condensed Consolidated Financial Statements              5

Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                        12

Item 3.    Quantitative and Qualitative Disclosure About Market Risk        20

Item 4.    Controls and Procedures                                          20

Part II    Other Information

Item 1.    Legal Proceedings                                                21

Item 2.    Changes in Securities, Use of Proceeds and Issuer Repurchases
           of Equity Securities                                             21

Item 4.    Submission of Matters to a Vote of Security Holders              21

Item 6.    Exhibits and Reports on Form 8-K                                 22

Signatures                                                                  23

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                             NEVADA CHEMICALS, INC.
                      Condensed Consolidated Balance Sheets


                                                                    June 30, 2005
ASSETS                                                                (Unaudited)    December 31, 2004
Current assets:
   Cash and cash equivalents                                           $16,474,000        $15,972,000
   Receivables                                                             101,000             76,000
   Prepaid expenses                                                        740,000            730,000
   Current portion of notes receivable                                     186,000            186,000
                                                                  ----------------- ------------------

   Total current assets                                                 17,501,000         16,964,000

Investment in joint venture                                              9,807,000         10,547,000
Other assets                                                               243,000            250,000
                                                                  ----------------- ------------------

                                                                       $27,551,000        $27,761,000
                                                                  ================= ==================

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable and accrued expenses           $  1,781,000       $  2,430,000

Deferred income taxes                                                    2,344,000          2,585,000
                                                                  ----------------- ------------------

   Total liabilities                                                     4,125,000          5,015,000
                                                                  ----------------- ------------------

Stockholders' equity:
   Common stock                                                              7,000              7,000
   Capital in excess of par value                                        3,751,000          3,510,000
   Retained earnings                                                    19,668,000         19,229,000
                                                                  ----------------- ------------------

   Total stockholders' equity                                           23,426,000         22,746,000
                                                                  ----------------- ------------------

                                                                      $ 27,551,000       $ 27,761,000
                                                                  ================= ==================




      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                     Three Months Ended June 30
                                                       2005              2004

Revenues and equity in earnings:
   Management fee from joint venture               $   156,000     $    129,000
   Equity in earnings of joint venture                 566,000          991,000
                                                   ------------ ----------------

   Total                                               722,000        1,120,000

General and administrative expenses                    249,000          185,000
                                                   ------------- ---------------

Operating income                                       473,000          935,000

Investment and other income                            114,000           19,000
                                                   ------------ ----------------

Income before provision for income taxes               587,000          954,000

Provision for income taxes                               3,000          334,000
                                                   ------------ ----------------

Net income                                         $   584,000     $    620,000
                                                   ============ ================
Earnings per common share:
   Basic                                           $      0.08     $       0.09
                                                   ============ ================

   Diluted                                         $      0.08     $       0.09
                                                   ============ ================

Weighted average number of shares outstanding:
   Basic                                             6,901,000        6,808,000

   Diluted                                           6,975,000        6,961,000

Dividends declared per common share                $      0.07     $       0.06
                                                   ============ ================


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                   Condensed Consolidated Statements of Income
                                   (Unaudited)

                                                      Six Months Ended June 30
                                                       2005             2004
                                                 -------------- ---------------

Revenues and equity in earnings:
   Management fee from joint venture              $    295,000    $    251,000
   Equity in earnings of joint venture               1,260,000       1,855,000
                                                 -------------- ---------------

   Total                                             1,555,000       2,106,000

General and administrative expenses                    423,000         380,000
                                                 -------------- ---------------

Operating income                                     1,132,000       1,726,000

Investment and other income                            207,000          67,000
                                                 -------------- ---------------

Income before provision for income taxes             1,339,000       1,793,000

Provision for income taxes                               3,000         628,000
                                                 -------------- ---------------

Net income                                        $  1,336,000    $  1,165,000
                                                 ============== ===============

Earnings per common share:
   Basic                                          $       0.19    $       0.17
                                                 ============== ===============

   Diluted                                        $       0.19    $       0.17
                                                 ============== ===============

Weighted average number of shares outstanding:
   Basic                                             6,859,000       6,808,000

   Diluted                                           6,932,000       6,962,000


Dividends declared per common share               $       0.13    $       0.11
                                                 ============== ===============


      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
                 Condensed Consolidated Statements of Cash Flows
                                   (Unaudited)

                                                                  Six Months Ended June 30
                                                                   2005             2004
                                                           ----------------- -----------------
Cash flows from operating activities:
   Net income                                                $   1,336,000     $   1,165,000
   Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Depreciation expense                                           1,000             6,000
      Equity in earnings of joint venture                       (1,260,000)       (1,855,000)
      Changes in operating assets and liabilities:
         Receivables                                               (25,000)          (13,000)
         Prepaid expenses                                          (10,000)           (2,000)
         Other assets                                                6,000                -
         Accounts payable and accrued expenses                    (241,000)          502,000
                                                           ----------------- -----------------

            Net cash used in operating activities                 (193,000)         (197,000)
                                                           ----------------- -----------------

Cash flows from investing activities:
   Distributions from joint venture                              2,000,000         2,000,000
   Net sales of short-term investments                                  -          4,515,000
   Payments of notes receivable                                         -             21,000
                                                           ----------------- -----------------

            Net cash provided by investing activities            2,000,000         6,536,000
                                                           ----------------- -----------------

Cash flows from financing activities:
   Payment of dividends                                         (1,305,000)         (681,000)
   Purchase and retirement of treasury stock                            -             (2,000)
                                                           ----------------- -----------------

            Net cash used in financing activities               (1,305,000)         (683,000)
                                                           ----------------- -----------------

Net increase in cash                                               502,000         5,656,000

Cash and cash equivalents, beginning of period                  15,972,000         6,424,000
                                                           ----------------- -----------------

Cash and cash equivalents, end of period                     $  16,474,000     $  12,080,000
                                                           ================= =================



      See accompanying notes to condensed consolidated financial statements

                             NEVADA CHEMICALS, INC.
              Notes to Condensed Consolidated Financial Statements
                                   (Unaudited)


NOTE 1.  BASIS OF PRESENTATION

         The interim financial information of Nevada Chemicals, Inc. (the "Company") as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 included herein is unaudited, and the balance sheet as of December 31, 2004 is derived from audited financial statements. These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements. Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements. Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

         The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

         Certain amounts in the prior year's financial statements have been reclassified to conform to the current year presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

         Cash and Cash Equivalents - For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

         Short-Term Investments - Investments with scheduled original maturities greater than three months but not greater than one year are recorded as short-term investments. The short-term investments are recorded at fair value with net unrealized gains or losses reported within stockholders' equity. Realized gains and losses are included in the statements of income. The Company had no short-term investments at June 30, 2005 and December 31, 2004.

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

         The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:
                                     Three Months Ended       Six Months Ended
                                          June 30                 June 30
                                   --------------------------------------------
                                      2005      2004         2005       2004
                                      ----      ----         ----       ----
Weighted average number of
   shares outstanding - basic       6,901,000 6,808,000   6,859,000  6,808,000
Dilutive effect of stock options       74,000   153,000      73,000    154,000
                                   --------------------------------------------

Weighted average number of
   shares outstanding - diluted     6,975,000 6,961,000   6,932,000  6,962,000
                                   ============================================

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

NOTE 3.  INVESTMENT IN JOINT VENTURE

         Cyanco Company ("Cyanco") is a 50/50 non-corporate joint venture between Winnemucca Chemicals, Inc., a wholly owned subsidiary of the Company, and Degussa Corporation, a wholly owned subsidiary of Degussa A.G., a German company ("Degussa"). Cyanco is engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting, with the book value of the investment recorded at an amount that approximates the balance of the Company's capital account as reported in the financial statements of Cyanco. Summarized financial information for Cyanco is as follows:

                                  Three Months Ended        Six Months Ended
                                       June 30                  June 30
                              ------------------------- ------------------------
                                 2005         2004         2005         2004
                                 ----         ----         ----         ----

Revenues                      $10,363,000   $8,592,000  $19,688,000  $16,712,000
Costs and expenses              9,231,000    6,610,000   17,168,000   13,002,000
Net income before taxes         1,132,000    1,982,000    2,520,000    3,710,000
Company's equity in earnings      566,000      991,000    1,260,000    1,855,000


         Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Cyanco assesses the recoverability of the long-lived assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts.

         In January 2005, Cyanco became aware that a significant customer was having discussions with a competitor of Cyanco regarding the purchase of sodium cyanide and might not extend its product supply contract with Cyanco for 100% of its requirements beyond December 31, 2005, the end of the current supply contract. Prior projections and impairment analysis had assumed the contract would be renewed for an additional three years and that Cyanco would continue to supply 100% of this customer's requirements through 2008.

         Cyanco completed an impairment analysis of its intangible assets as of December 31, 2004 using projected discounted cash flows from the acquired customer relationships, with factors adjusted for these events of January 2005 and assuming Cyanco would supply a portion of the customer's product through 2006, with no further sales in 2007 and 2008. The result was an impairment loss recorded by Cyanco in the fourth quarter of 2004 of $1,100,000. The Company's share of the impairment loss reduced the Company's equity in earnings of joint venture by $550,000 in the fourth quarter and year ended December 31, 2004.

         The reasons that Cyanco assumed it would supply a portion of the customer's product through at least 2006 included the following:

         o Discussions with the customer regarding renewal of the contract beyond 2005 for all or part of its supply needs were ongoing from January into June 2005.

         o In early 2005, the Texas-based facility that supplied a significant portion of the competitor's product announced a temporary shut down of the facility. Subsequently, the facility announced that it would terminate all supply contracts for sodium cyanide. Cyanco believed that the termination of this source of product to the competitor could have a material negative impact on the competitor's ability to supply product to its Nevada customers in 2005 and subsequent years and could raise customer concerns about the ability of the competitor to fully supply the customer's sodium cyanide requirements.

         In June 2005, Cyanco was informed that the customer would not renew the contract beyond 2005 for any of its requirements. Cyanco completed an impairment analysis of its intangible assets as of June 30, 2005 using projected discounted cash flows, eliminating all projected future cash flows from this customer subsequent to 2005. The result was an impairment loss recorded by Cyanco in the second quarter of 2005 of $536,000. The Company's share of the impairment loss reduced the Company's equity in earnings of the joint venture by $268,000 in the quarter ended June 30, 2005.

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

         During the six-month period ended June 30, 2004, the Company purchased and retired 375 shares of its common stock with a total cost basis to the Company of $2,000. During the three-month and six-month periods ended June 30, 2005, the Company did not purchase any shares of its common stock under the repurchase plan.

NOTE 5.  DIVIDENDS

         In May 2005, the Company declared a cash dividend of $.07 per share on a total of 6,901,406 outstanding shares of record as of May 30, 2005, or approximately $483,000, which was paid on June 13, 2005. In March 2005, the Company declared a cash dividend of $.06 per share on a total of 6,901,406 outstanding shares of record as of March 28, 2005, or approximately $414,000, which was paid on April 11, 2005. In January 2005, the Company paid dividends of approximately $408,000, which were declared in December 2004.

NOTE 6.  INCOME TAXES

         The Company's corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency ("CCRA"). This audit has been ongoing for the past four to five years without final resolution. The first phase of the audit has been completed, and the Company has been assessed additional income taxes based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

         The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and has requested that the audit be moved to the appeals level. The timing of the commencement and ultimate completion of the appeals process is currently uncertain.

         The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2004 and at June 30, 2005 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate. During 2005, the Company made payments to CCRA totaling $562,000 related to the audit assessments.

         Deferred tax assets (liabilities) are comprised of the following:

                                                     June 30,     December 31,
                                                       2005          2004
                                                 --------------- ---------------

Deferred tax assets:
   Foreign tax and other credit carryforwards      $   781,000     $ 1,343,000
   Income tax benefit of stock option exercise         241,000              -
   Other                                                10,000          10,000
   Less valuation allowance                           (781,000)     (1,343,000)
                                                 --------------- ---------------

                                                       251,000          10,000
Deferred tax liabilities - depreciation and
   amortization                                     (2,595,000)     (2,595,000)
                                                 --------------- ---------------

                                                   $(2,344,000)    $(2,585,000)
                                                 =============== ===============

         The deferred tax assets arising from foreign tax and other credit carryforwards relate primarily to the income tax amounts accrued for resolution of the audit by CCRA. The composition and expiration dates of these credit carryforwards are as follows:

                                                     June 30,     December 31,
                                                      2005           2004
                                                 --------------- ---------------

              Foreign tax credits                  $   711,000     $ 1,273,000
              Other tax credits                         70,000          70,000
                                                 --------------- ---------------

              Total                                $   781,000     $ 1,343,000
                                                 =============== ===============


              Expiring in Years Ending
                 December 31:
                 2005                              $        -      $   294,000
                 2006                                  711,000         979,000
                 2007                                       -               -
                 2008                                       -               -
                 After 2008                             70,000          70,000
                                                 --------------- ---------------

              Total                                $   781,000     $ 1,343,000
                                                 =============== ===============

         The Company elected to claim foreign tax credits on its United States income tax returns based on the Canadian income tax amounts accrued for resolution of the audit by CCRA. However, due to uncertainties surrounding the realization of these foreign tax credits, including the final results of the audit by CCRA and the expiration dates of the credit carryforwards, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the "more likely than not" criterion in paragraph 17.e of SFAS No. 109. Therefore, through June 30, 2005, the Company recorded a valuation allowance equal to 100% of the deferred tax assets resulting from the foreign tax credits.

         During 2005, the IRS commenced an audit of the United States corporate income tax returns of the Company for the years ended December 31, 2001 through 2003. These audits have not been completed; however, discussions with the IRS indicate that foreign tax credit carryforwards reported on these returns relating to Canadian income tax amounts accrued for resolution of the audit by CCRA may not be allowed by the IRS until the payments are actually made to CCRA.

         As discussed above, the Company paid $562,000 to CCRA during 2005. As a result of these payments, the Company realized a portion of the deferred tax asset sufficient to offset all United States federal income taxes for the three months and six months ended June 30, 2005. During the remainder of 2005 and subsequent periods, the Company will realize further portions of the deferred tax asset associated with the foreign tax credit carryforwards to the extent that payments are made to CCRA, or in the event the IRS agrees with the Company's position on the use of foreign tax credit carryforwards that are based on amounts accrued. There can be no assurance that the Company will be successful in the audits of its United States corporate income tax returns or that the IRS will agree with the Company's position of claiming foreign tax credits based on amounts accrued.

         The provision for income taxes for the three months and six months ended June 30, 2005 is comprised of state income taxes.

NOTE 7.  RECENT ACCOUNTING PRONOUNCEMENTS

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

         The FASB has issued FAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements. Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. The Company anticipates adopting FAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company's financial condition or results of operations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

         The operations reported in the condensed consolidated statements of income for the three and six months ended June 30, 2005 and June 30, 2004 consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the three and six months ended June 30, 2005 and June 30, 2004 is presented in Note 3 to the Company's condensed consolidated financial statements.

         Cyanco historically represented one of three sources of sodium cyanide for use in the mining industry in the western United States. The world market for briquette or dry-form sodium cyanide is dominated by E.I. DuPont Nemours ("DuPont"). Historically, Cyanco competed with DuPont and also with FMC Corporation ("FMC"), which marketed and delivered liquid sodium cyanide in the same geographic area as Cyanco.

         Effective April 1, 2002, Cyanco purchased the commercial and certain distribution assets related to FMC's sodium cyanide business. As a result of this transaction, FMC exited the business, ending its role as a supplier of sodium cyanide to the Nevada gold mining industry. Cyanco assumed FMC's on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002. As a consequence, DuPont is the sole competitor of Cyanco in supplying sodium cyanide to the mining industry in the western United States.

         Cyanco's business is characterized by reliance on the mining industry, competitive demands, dependence on a relatively small number of customers, fluctuating market prices for energy and raw materials, and increases in the cost of labor. Cyanco competes with DuPont to supply sodium cyanide to the Nevada gold mining industry. The Company believes that the important competitive factors in the sodium cyanide market are location, service, quality and price. Cyanco delivers product to its customers pursuant to supply contracts, which vary in length. Cyanco must meet competitive demands in order for its customers to renew product supply contracts as they expire, and has been able to achieve results by being creative and service-oriented and offering competitive prices.

         All of the Company's sales occur within the western United States. Since most of Cyanco's cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. During 2004, Cyanco had sales to three customers representing 39%, 36% and 12% of total sales. A loss of one or more of these customers could adversely affect future sales, and may have a material adverse effect on the Company's results of operations. Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation. However, such losses of customers due to mine closures are not currently expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in periods of fluctuating market prices of gold.

Critical Accounting Policies

         The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements. The Company's significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements of Nevada Chemicals, Inc., included in the Company's Annual Report on Form 10-K for the year ended December 31, 2004, and, to a lesser extent, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q. Summarized below are our critical accounting policies:


         Our critical accounting policies include the following:

         o    Investment in Cyanco
         o    Short-Term Investments
         o    Accounting for Income Taxes

         Investment in Cyanco - As previously discussed, the Company does not own more than 50% of Cyanco, and as a result, the financial statements of Cyanco are not consolidated with the financial statements of the Company. The Company accounts for its investment in Cyanco using the equity method of accounting. Equity in earnings of Cyanco is based on the Company's 50% ownership in Cyanco and is calculated and recognized at the end of each month. Management fees from Cyanco are recognized monthly and are calculated as a percentage of Cyanco revenues based on the joint venture agreement.

         The determination of useful lives and depreciation and amortization methods utilized by Cyanco for its property and equipment and intangible assets are considered critical accounting estimates. Cyanco management uses its judgment to estimate the useful lives of long-lived assets, taking into consideration historical experience, engineering estimates, industry information and other factors. Inherent in these estimates of useful lives is the assumption that periodic maintenance will be performed and there will be an appropriate level of annual capital expenditures.. Without on-going capital improvements and maintenance, productivity and cost efficiency declines and the useful lives of assets would be shorter.

                  Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Cyanco assesses the recoverability of the long-lived assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts, using the following impairment indicators:

         Contract price per pound of product delivered
         Projected number of pounds of product to be delivered
         Projected life of the contract, including reasonable assumptions for renewals beyond the initial contract period
         Projected costs of raw materials
         Projected reductions in cash flows for revenue sharing obligation

         If the carrying amount of the asset exceeds the estimated undiscounted cash flows, the amount of impairment loss is calculated based on the excess of the carrying amount over the estimated fair value of those assets, calculated using the discounted cash flows expected during the remaining useful life.

         Short-Term Investments - The Company's current assets at June 30, 2005 were comprised primarily of cash and cash equivalents of $16,474,000. Investments with scheduled original maturities of three months or less are recorded as cash equivalents. Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments. The Company had no short-term investments meeting this criterion at June 30, 2005. Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders' equity. Realized gains and losses are included in the consolidated statements of operations. Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

         Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company's consolidated balance sheet. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies. At December 31, 2004 and June 30, 2005, the Company had reduced its deferred tax assets by recording a valuation allowance of $1,343,000 and $781,000, respectively. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made. Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Results of Operations

Three Months Ended June 30, 2005
--------------------------------

         The Company's equity in the earnings of Cyanco decreased $425,000, or 43%, to $566,000 in the three months ended June 30, 2005 compared to $991,000 in the three months ended June 30, 2004. The decrease in Cyanco's earnings in the current quarter is attributable to two primary factors: 1) an impairment loss of $536,000 reported by Cyanco in the three months ended June 30, 2005 (the Company's share of the impairment loss was $268,000) as more fully discussed below; and 2) increases in operating costs and expenses, primarily the cost of raw materials, incurred by Cyanco.

         Cyanco revenues increased $1,771,000, or 21%, to $10,363,000 in the three months ended June 30, 2005 compared to $8,592,000 in the three months ended June 30, 2004. Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during the second quarter of 2005. Cyanco's costs and expenses increased $2,621,000, or 40%, to $9,231,000 in the three months ended June 30, 2005 compared to $6,610,000 in the three months ended June 30, 2004. In addition to the impairment loss of $536,000, the increase in operating costs was primarily due to the higher volumes of product sold and the increase in the cost of certain key raw materials compared to last year. Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco's customers often lag the increases in the cost of raw materials by two to four months. As a result, Cyanco's net income before taxes (on a 100% basis) decreased $850,000, or 43%, to $1,132,000 during the three months ended June 30, 2005 compared to $1,982,000 in the three months ended June 30, 2004.

         Management fee income from Cyanco increased $27,000, or 21%, to $156,000 in the three months ended June 30, 2005 compared to $129,000 in the three months ended June 30, 2004 due to the increase in Cyanco's revenues discussed above, upon which the management fee is computed.

         Investment and other income increased $95,000, or 500%, to $114,000 in the three months ended June 30, 2005 compared to $19,000 in the three months ended June 30, 2004. This increase is due primarily to an increase in the average balance of cash and cash equivalents during the periods and to more favorable rates realized on these balances during the current year.

         General and administrative expenses increased $64,000, or 35%, to $249,000 in the three months ended June 30, 2005 compared to $185,000 in the three months ended June 30, 2004. This increase is due primarily to increases in professional fees and other expenses related to income tax audits and the dispute with the Company's Cyanco joint venture partner (see the discussion under Part II, Item 1, Legal Proceedings).

Six Months Ended June 30, 2005
------------------------------

         The Company's equity in the earnings of Cyanco decreased $595,000, or 32%, to $1,260,000 in the six months ended June 30, 2005 compared to $1,855,000 in the six months ended June 30, 2004. The decrease in Cyanco's earnings in the first six months of 2005 is attributable to two primary factors: 1) an impairment loss of $536,000 reported by Cyanco in the three months ended June 30, 2005 (the Company's share of the impairment loss was $268,000) as more fully discussed below; and 2) increases in operating costs and expenses, primarily the cost of raw materials, incurred by Cyanco.

         Cyanco revenues increased $2,976,000, or 18%, to $19,688,000 in the six months ended June 30, 2005 compared to $16,712,000 in the six months ended June 30, 2004. Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold. Cyanco also realized a higher price per pound for sodium cyanide sold during the first six months of 2005. Cyanco's costs and expenses increased $4,166,000, or 32%, to $17,168,000 in the six months ended June 30, 2005 compared to $13,002,000 in the six months ended June 30, 2004. In addition to the impairment loss of $536,000, the increase in operating costs was primarily due to the higher volumes of product sold and the increase in increases in the cost of certain key raw materials compared to last year. Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco's customers often lag the increases in the cost of raw materials by two to four months. As a result, Cyanco's net income before taxes (on a 100% basis) decreased $1,190,000, or 32%, to $2,520,000 during the six months ended June 30, 2005 compared to $3,710,000 in the six months ended June 30, 2004.

         Management fee income from Cyanco increased $44,000, or 18%, to $295,000 in the six months ended June 30, 2005 compared to $251,000 in the six months ended June 30, 2004 due to the increase in Cyanco's revenues discussed above, upon which the management fee is computed.

         Investment and other income increased $140,000, or 209%, to $207,000 in the six months ended June 30, 2005 compared to $67,000 in the six months ended June 30, 2004. This increase is due primarily to an increase in the average balance of cash and cash equivalents during the periods and to more favorable rates realized on these balances during the current year.

         General and administrative expenses increased $43,000, or 11%, to $423,000 in the six months ended June 30, 2005 compared to $380,000 in the six months ended June 30, 2004. This increase is due primarily to increases in professional fees and other expenses related to income tax audits and the dispute with the Company's Cyanco joint venture partner.

Impairment of Long-Lived Assets
-------------------------------

         In the acquisition of the FMC assets, Cyanco allocated $4,500,000 to customer relationships and other related intangible assets. In January 2005, Cyanco became aware that a significant customer was having discussions with a competitor of Cyanco regarding the purchase of sodium cyanide and might not extend its product supply contract with Cyanco for 100% of its requirements beyond December 31, 2005, the end of the current supply contract. Prior projections and impairment analysis had assumed the contract would be renewed for an additional three years, and that Cyanco would continue to supply 100 % of this customer's requirements through 2008.

         Cyanco completed an impairment analysis of its intangible assets as of December 31, 2004 using projected discounted cash flows from the acquired customer relationships, with factors adjusted for these events of January 2005 and assuming Cyanco would supply a portion of the customer's product through 2008. The result was an impairment loss recorded by Cyanco in the fourth quarter of 2004 of $1,100,000. The Company's share of the impairment loss reduced the Company's equity in earnings of joint venture by $550,000 in the fourth quarter and year ended December 31, 2004.

         The reasons that Cyanco assumed it would supply a portion of the customer's product through 2008 included the following:

         o Discussions with the customer regarding renewal of the contract beyond 2005 for all or part of its supply needs were ongoing from January into June 2005.

         o In early 2005, the Texas-based facility that supplied a significant portion of the competitor's product announced a temporary shut down of the facility. Subsequently, the facility announced that it would terminate all supply contracts for sodium cyanide. Cyanco believed that the termination of this source of product to the competitor could have a material negative impact on the competitor's ability to supply product to its Nevada customers in 2005 and subsequent years and could raise customer concerns about the ability of the competitor to fully supply the customer's sodium cyanide requirements.

         In June 2005, Cyanco was informed that the customer would not renew the contract beyond 2005 for any of its requirements. Cyanco completed an impairment analysis of its intangible assets as of June 30, 2005 using projected discounted cash flows, eliminating all projected future cash flows from this customer subsequent to 2005. The result was an impairment loss recorded by Cyanco in the second quarter of 2005 of $536,000. The Company's share of the impairment loss reduced the Company's equity in earnings of joint venture by $268,000 in the quarter ended June 30, 2005.

         Since the acquisition of the customer relationships from FMC in 2002, sales to this customer accounted for 10-13% of Cyanco's total sales. Cyanco must replace these sales after 2005 with sales to new or existing customers or Cyanco's sales subsequent to 2005 will decrease accordingly. Since Cyanco will continue to supply the customer at current contract levels through the end of 2005, there will be no impact on the Company's equity in earnings of Cyanco and on the net income of the Company for 2005. Despite the negative impact on revenues, the Company does not believe that the loss of this customer will have a material negative impact on the Company's equity in earnings of Cyanco and on net income reported by the Company in years subsequent to 2005 since a lower margin is currently realized on sales to this customer as compared to other customers of Cyanco.

Income Taxes
------------

         The Company's corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency ("CCRA"). This audit has been ongoing for the past four to five years without final resolution. The first phase of the audit has been completed, and the Company has been assessed additional income taxes based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

         The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and has requested that the audit be moved to the appeals level. The timing of the commencement and ultimate completion of the appeals process is currently uncertain.

         The Company believes the amounts that it has accrued and included in its consolidated financial statements under accounts payable and accrued expenses at December 31, 2004 and at June 30, 2005 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate. During 2005, the Company made payments to CCRA totaling $562,000 related to the audit assessments.

         The deferred tax assets arising from foreign tax and other credit carryforwards relate primarily to the income tax amounts accrued for resolution of the audit by CCRA. The Company has elected to claim foreign tax credits on its United States income tax returns based on the Canadian income tax amounts accrued for resolution of the audit by CCRA. However, due to uncertainties surrounding the realization of these foreign tax credits, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the "more likely than not" criterion in paragraph 17.e of SFAS No. 109. Therefore, through June 30, 2005, the Company recorded a valuation allowance equal to 100% of the deferred tax assets resulting from foreign tax credits.

         During 2005, the IRS commenced an audit of the United States corporate income tax returns of the Company for the years ended December 31, 2001 through 2003. These audits have not been completed as of the date of this letter; however, discussions with the IRS indicate that foreign tax credit carryforwards reported on these returns relating to Canadian income tax amounts accrued for resolution of the audit by CCRA may not be allowed by the IRS until the payments are actually made to CCRA.

         As discussed above, the Company has paid $562,000 to CCRA during 2005. As a result of these payments, the Company realized a portion of the deferred tax asset sufficient to offset all United States federal income taxes for the three and six months ended June 30, 2005. During the remainder of 2005 and subsequent periods, the Company will realize further portions of the deferred tax asset associated with the foreign tax credit carryforwards to the extent that it makes payments to CCRA, or in the event the IRS agrees with the Company's position on the use of accrued foreign tax credit carryforwards. There can be no assurance that the Company will be successful in the audits of its United States corporate income tax returns and that the IRS will agree with the Company's position of claiming foreign tax credits based on amounts accrued.

         The Company did not record a provision for federal income taxes in the three and six- month periods ended June 30, 2005 due to the realization of foreign tax credit carryforwards discussed above. The provision for income taxes of $3,000 in the three and six months ended June 30, 2005 consists of state income taxes. The Company used an estimated income tax rate of 35% in the three months and six months ended June 30, 2004. The Company believes that sufficient tax credit carryforwards will be realized in the current year to offset substantially all federal income taxes. Therefore, the Company projects that little or no provision for income taxes will be recorded by the Company for the year ending December 31, 2005.

Liquidity and Capital Resources

         At June 30, 2005, the liabilities of the Company consisted of current liabilities of $1,781,000 and deferred income taxes of $2,344,000. Current liabilities consisted of trade accounts payable of $28,000 and accrued expenses (comprised primarily of accrued foreign income taxes) of $1,753,000. These current liabilities compare favorably to total current assets of $17,501,000 at June 30, 2005. Current assets were comprised primarily of cash and cash equivalents of $16,474,000 and prepaid expenses (principally prepaid income taxes) of $740,000.

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

         Net cash used in operating activities for the six months ended June 30, 2005 was $(193,000) compared to net cash used in operating activities of $(197,000) for the six months ended June 30, 2004. Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

         Net cash provided by investing activities for the six months ended June 30, 2005 was $2,000,000 compared to net cash provided by investing activities of $6,536,000 for the six months ended June 30, 2004. Of the decrease from the first six months of the prior year, $4,515,000 is attributable to the change in classification of the Company's investments to cash and cash equivalents from short-term investments because of the overall reduction in the maturities of the short-term investments to 90 days or less. During the six months ended June 30, 2005 and June 30, 2004, the Company received $2,000,000 in distributions from Cyanco. In addition, in the six months ended June 30, 2004, the Company collected notes receivable of $21,000.

         Net cash used in financing activities for the six months ended June 30, 2005 was $(1,305,000) consisting of the payment of dividends. Net cash used in financing activities for the six months ended June 30, 2004 consisted of the payment of dividends of $(681,000) and $(2,000) for the purchase and retirement of treasury stock.

         The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

         The Company's operations have not been, and are not expected to be, materially effected by inflation.

Forward Looking Statements

         Within this quarterly report on Form 10-Q there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco's customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, decisions made by Cyanco's customers with respect to the use or sourcing of sodium cyanide used in their operations, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, the continued availability of qualified technical and other professional employees of the Company and Cyanco and the final results of income tax audits in the United States and Canada. The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks. Consequently, the actual results could differ materially from those indicated in the statements made.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

         A significant portion of the Company's cash equivalents bear variable interest rates that are adjusted to market conditions. Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments. The Company does not utilize derivative instruments to offset the exposure to interest rates. The cash equivalents and short-term investments are placed in a variety of products with different institutions. Significant changes in interest rates could have an impact on the Company's consolidated financial position and results of operations. Assuming that the balance of cash and cash equivalents at June 30, 2005 of $16,474,000 was outstanding during the year, a 1% change in interest rates would result in a change of income before income taxes of approximately $165,000.

         The Company has no foreign operations and is currently not exposed to material risks from changes in foreign currency.

Item 4.  Controls and Procedures

         (a) Evaluation of disclosure controls and procedures

         Based on their evaluations as of June 30, 2005, the Company's Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act) are effective to ensure that information required to be disclosed by the Company in reports that the Company files or submits under the Securities Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based on such evaluation, the Company's Chief Executive Officer and Chief Financial Officer have also concluded that, as of the end of such period, the Company's disclosure controls and procedures are also effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

         (b) Changes in internal controls

         There have not been any changes in the Company's internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

         As discussed previously, Cyanco is a non-corporate joint venture that is owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa. The Joint Venture Agreement provides that each joint venture partner has a first right of refusal to purchase the other partner's interest in the event the other partner transfers its interest in the joint venture to a third party.

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

Item 2. Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

         In November 2001, the Company's Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company's currently issued and outstanding shares of common stock. Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise. These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors. During the three-month and six-month periods ended June 30, 2005, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 4.  Submission of Matters to a Vote of Security Holders

         On May 3, 2005, the annual meeting of shareholders was held. The shareholders voted, either in person or by proxy, to elect five directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified, and to ratify the appointment of Tanner LC to be the Company's independent public accountants for the year ending December 31, 2005. The directors elected were E. Bryan Bagley, M. Garfield Cook, Dr. John T. Day, Nathan L. Wade, and James E. Solomon. The results of the shareholder vote were as follows:

Five directors receiving most votes:
E. Bryan Bagley                                       5,751,534
M. Garfield Cook                                      5,751,534
Dr. John T. Day                                       5,751,534
James E. Solomon                                      5,751,534
Nathan L. Wade                                        5,751,508

                                        For          Against          Abstain
Ratification of the appointment
of Tanner LC as independent
public accountants
                                      5,750,110       2,325            4,660


Item 6.  Exhibits and Reports on Form 8-K

1.       Exhibits

                  Exhibit 3.1 - Articles of Amendment and Restatement of the Articles of Incorporation to restate the articles of incorporation and to reflect the name change to Nevada Chemicals, Inc. (incorporated herein by reference from Form 10-K filed by the Company for the fiscal year ended December 31, 2001)

                  Exhibit 3.2 - Bylaws of the Corporation as amended May 19, 1999 (incorporated herein by reference from the Form 10-K/A filed by the Company for the fiscal year ended December 31,
                  2000)

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

                  Exhibit 99.1 - Press Release Dated August 15, 2005

2.       Reports on Form 8-K - none

                                   SIGNATURES


         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              NEVADA CHEMICALS, INC.
                                                   (Registrant)



August 15, 2005                               /s/  John T. Day
------------------                            ----------------
    (Date)                                    John T. Day, President
                                              (principal executive officer)


August 15, 2005                               /s/  Dennis P. Gauger
---------------                               ---------------------
    (Date)                                    Dennis P. Gauger,
                                              Chief Financial Officer (principal
                                              financial and accounting officer)