Form 10-K/A
period 2004-12-31
NEVADA CHEMICALS INC
filed 2005-12-13
CIK 356342

U.S. Securities and Exchange Commission

Washington, D.C. 20549

Form 10-K/A

(Amendment No. 1)

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 0-10634

Nevada Chemicals, Inc.

(Exact name of registrant as specified in its charter)

Utah	87-0351702
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

9149 So. Monroe Plaza Way, Suite B

Sandy, Utah  84070

(Address of principal executive offices, zip code)

Registrant’s telephone number, including area code:  (801) 984-0228

Securities registered pursuant to Section 12(b) of the Act:  None

Securities registered pursuant to Section 12(g) of the Act:

Title of class

Common Stock, $0.001 Par Value

Check whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

Based on the closing sales price of June 30, 2004, the aggregate market value of the Common Stock held by non-affiliates was $20,558,000 (3,514,134 shares estimated to be held by non-affiliates).  Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of March 16, 2005 was 6,807,452.

Documents Incorporated by Reference

Portions of the Registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Explanatory Note

Nevada Chemicals, Inc. (the “Company”) is filing this amended Annual Report on Form 10-K/A for the year ended December 31, 2004 to file restated consolidated financial statements which contain adjustments to correct errors in reporting certain income tax provisions and related balance sheet accounts and disclosures associated with the accrual and payment of foreign income taxes at December 31, 2004 and for the three years then ended.  The Company has also amended Item 6, “Selected Financial Data”, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, Item 9A, “Controls and Procedures”, and has included updated management certifications and made other updating changes.  The Annual Report on Form 10-K, as amended, is set forth in its entirety below.

Nevada Chemicals, Inc.

Annual Report on Form 10-K/A

PART I

Item 1.                                                           Business

General

Nevada Chemicals, Inc., a Utah corporation organized in 1979 (the “Company”), is engaged in the single business segment of supplying chemicals to the gold mining industry in the western United States, primarily through its ownership in Cyanco Company (“Cyanco”).  The Company holds a 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide through Winnemucca Chemicals, Inc. (“Winnemucca Chemicals”), a wholly owned subsidiary of the Company.

In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its explosives business (the “Explosives Business”) to Union Espanola de Explosivos S.A. and certain of its subsidiaries (“UEE”).  In connection with this transaction, the name of the Company was changed from Mining Services International Corporation to Nevada Chemicals, Inc.

The Company’s operating revenues consist mainly of earnings from Cyanco based on the equity method of accounting and management fee income from Cyanco.  In addition to income from Cyanco operations, the Company earned investment income during 2004 on the Company’s cash and cash equivalents and short-term investments.

Cyanco Joint Venture Interest

Cyanco is a 50/50 joint venture between the Company and Degussa Corporation, a wholly owned subsidiary of Degussa A.G., a German company (“Degussa”).  Cyanco produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant.  Cyanco services the western U.S. gold mining industry, primarily located in Nevada, selling sodium cyanide for use in leaching precious metals in mining operations.  There are principally two types of products marketed to gold mines for the leaching process: (1) a solid “briquette” sodium cyanide product which requires handling and physical dissolution before use, and (2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes to the mining customer ready to use.

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

Demand for the sodium cyanide manufactured by Cyanco is dependent on the level of gold mining activity in the geographic area it services.  The level of gold mining activity is dependent to some extent on the price of gold.  Over the past five years, the market price of gold has generally increased from a low of $252 per ounce on July 20, 1999 to as high as $454 per ounce on December 2, 2004.  Since then, the price of gold has pulled back to $433 per ounce on March 4, 2005.  If the price of gold continues at these higher values, the gold mining community may be induced to expand exploration and production activities.  In such event, the demand for sodium cyanide in Cyanco’s market area should remain relatively stable or possibly increase in the foreseeable future.

Competition and Purchase of FMC Sodium Cyanide Business

Cyanco historically represented one of three sources of sodium cyanide in the western United States.  The world market for briquette or dry-form sodium cyanide is dominated by E.I. DuPont Nemours (“DuPont”).  Historically, Cyanco competed with DuPont and also with FMC Corporation (“FMC”), which marketed and delivered liquid sodium cyanide in the same geographic area as Cyanco.

Effective April 1, 2002, Cyanco purchased contracts and certain distribution assets related to FMC’s sodium cyanide business.  As a result of this transaction, FMC exited the business, ending its 12-year role as a supplier of sodium cyanide to the Nevada gold mining industry.  Cyanco assumed FMC’s on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002.  The FMC supply contracts acquired by Cyanco are with several key Nevada gold mining operations.  According to Cyanco estimates, the business purchased represents approximately 25,000 tons of additional sodium cyanide business for Cyanco during the lifetime of the contracts, which vary from approximately four years to the life of certain gold mines.  In addition to the transferred contracts, Cyanco purchased certain equipment including distribution tank trailers.

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

Dependence on Customers

All of the Company’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  During 2004, Cyanco had sales to three customers representing 39%, 36% and 12% of total sales.  A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, management believes such losses of customers due to mine closures are not currently expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in periods of fluctuating market prices of gold.

Patents, Trademarks and Licenses

In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc., a Japanese corporation, in consideration for payment of a one-time license fee, a perpetual license for a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco plant.  The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco plant, and is materially important to the plant’s operation.  However, the Company developed a patent issued during 2000 for the production and transportation of a “wet-cake” cyanide product which may be used by Cyanco in expanding its freight-logical market.  The Company does not currently have any significant research and development activities, and there has not been any customer-sponsored research and development.

Raw Materials

Cyanco has historically not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its products.  In the present environment, raw material availability could be impacted for short periods of time, but Cyanco does not expect significant difficulty in obtaining raw materials for the longer term.  Cyanco must compete with other markets for a major portion of its raw materials (ammonia, caustic soda, natural gas and electricity).  The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural and other commercial users.  Cyanco has historically entered into long-term contracts for transportation of natural gas to the Cyanco facility.  Cyanco has not had significant difficulty in obtaining the other necessary raw materials since there are alternative sources of supply.  Cyanco has experienced, however, wide fluctuations in the cost of raw materials, primarily driven by the cost of natural gas, which in turn impacts the price and availability of ammonia and caustic soda.  It is Cyanco’s intent wherever possible to continue to pass short-term raw material price fluctuations on to its client base in order to maintain profitability.  However, not all of the supply relationships include such cost sharing provisions.

Employees

The Company currently employs two individuals and one part-time consultant at its corporate offices.  Cyanco has 31 employees at its plant in Winnemucca, Nevada.  The Company and Cyanco consider relations with their employees to be positive.

Environmental Compliance

Cyanco is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of sodium cyanide and related raw materials.  In preparation for the manufacture and sale of liquid sodium cyanide at the Cyanco plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers and development of an emergency response plan in the event of a hazardous materials spill.  Cyanco’s processes are designed such that no liquid discharge is created during the manufacture of its product.  Compliance with such laws, rules and regulations on an ongoing basis is not expected to require additional material capital expenditures in the short-term.  Recently Cyanco has reviewed and increased security measures in light of potential terrorist activities at chemical facilities.

Cyanco and other cyanide producers, along with international mining companies, have voluntarily begun to establish a standard of performance or procedures for manufacturing, transportation and use of cyanide called the International Cyanide Management Code (“ICMC”).  The purpose of this code is to provide guidelines for the best available techniques to protect the environment, employees and the public.  Cyanco anticipates that it will be a signatory to this code when it is adopted.

Other Governmental Regulations

Cyanco is subject to various governmental authorities with respect to transportation and handling of hazardous materials.  In addition, it is subject to OSHA’s Process Safety Management program at the Winnemucca plant.  Cyanco has implemented compliance programs, which the Company believes addresses the program objectives and guidelines.  Cyanco is regularly inspected by Nevada’s regulatory agencies to monitor compliance to Nevada’s Chemical Accident Prevention Program.

Item 2.                                                           Properties

The Company currently leases office facilities comprised of 1,325 square feet and located at 9149 South Monroe Plaza Way, Sandy, Utah under a one-year lease agreement.

Cyanco owns its property, consisting of approximately 1,300 acres of land and manufacturing facilities near Winnemucca, Nevada.  These facilities are considered suitable, and currently provide sufficient capacity to supply Cyanco’s customers.

Item 3.                                                           Legal Proceedings

The Company may be subject to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

As previously discussed, Cyanco is a non-corporate joint venture that is owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa.  The Joint Venture Agreement provides that each joint venture partner has a first right of refusal to purchase the other partner’s interest in the event the other partner transfers its interest in the joint venture to a third party.

Effective January 1, 2003, Degussa purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa AG, a German corporation and the ultimate parent company of Degussa and CyPlus.

On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court, Winnemucca Chemicals, Inc. vs. Degussa Corporation and CyPlus Corporation (the case was later removed to the United States District Court for the District of Nevada and is currently pending as Case No. CV-N-04-364-ECR (RAM)), related to Degussa’s purported transfer of its joint venture interest to CyPlus.  Winnemucca Chemicals claims that such transfer was in violation of the Joint Venture Agreement.  The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals’ rights under the Joint Venture Agreement arising out of the transfer.  The litigation also seeks the payment to Cyanco of commissions under a former distribution agreement between Cyanco and Degussa.  This litigation has no impact on the operations of Cyanco other than the potential recovery of commission payments.

Item 4.                                                           Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

PART II

Item 5:                                                          Market for the Registrant’s Common Equity and Related Stockholder Matters

(a) Price Range of Common Stock

The common stock of the Company is currently listed on the Nasdaq National Market (“NNM”), under the symbol “NCEM.”  The following table sets forth the approximate range of high and low closing prices for the common stock of the Company during the periods indicated.  The quotations presented reflect inter-dealer prices, without retail markup, markdown, or commissions, and may not necessarily represent actual transactions in the common stock.

	Closing Prices
	High	Low
2003 First Quarter	$2.50	$1.30
Second Quarter	$4.00	$2.35
Third Quarter	$3.15	$2.65
Fourth Quarter	$3.39	$2.45

2004 First Quarter	$5.97	$4.70
Second Quarter	$5.85	$4.91
Third Quarter	$6.31	$5.37
Fourth Quarter	$7.49	$6.30

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

(b) Approximate number of equity security holders

The approximate number of record holders of the Company’s Common Stock as of March 16, 2005 was 450, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends

During 2004, the Company declared dividends of $.05 per share for the first quarter and $.06 per share for each of the second, third and fourth quarters, for an aggregate of $1,566,000.  The fourth quarter dividend of $408,000 was paid in January 2005, and is included in accounts payable and accrued expenses in the Company’s consolidated balance sheet at December 31, 2004.

During 2003, the Company declared dividends of $.05 per share for each of the second, third and fourth quarters, for an aggregate of $1,021,000.  The fourth quarter dividend of $341,000 was paid in January 2004, and is included in accounts payable and accrued expenses in the Company’s consolidated balance sheet at December 31, 2003.

Payment of dividends is within the discretion of the Company’s Board of Directors and there are no material restrictions that limit the Company’s ability to pay dividends on the Common Stock.

(d) Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans that have not been approved by its shareholders.  Under the Company’s 1988 Non-Qualified Stock Option Plan (the “Option Plan”), as amended, a maximum of 1,315,130 common shares were made available for granting of options to purchase common stock.  The Option Plan, and subsequent material amendments or additions to shares available for granting options, were previously approved by the shareholders of the Company.  The following table presents information concerning the Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	208,500	$1.34	614,207

See also Note 11 of the Notes to Consolidated Financial Statements for further information regarding the Option Plan.

During 2004, the Company did not sell any of its equity securities.

During the fourth quarter of 2004, neither the Company nor any of its affiliates purchased any equity securities of the Company.

Item 6.                                                           Selected Financial Data

The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2004 were derived from audited financial statements of the Company and its consolidated subsidiaries.  The financial statements as of and for each of the fiscal years in the five year period were audited by Tanner LC, independent registered public accountants.  The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related Notes thereto.  The Company has restated its consolidated financial statements for the years ended December 31, 2001 through 2004 to correct errors in recording certain income tax provisions and related balance sheet accounts associated with accruals and payments of foreign income taxes.  See Note 2 to the Company’s Consolidated Financial Statements.

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(restated)	(restated)	(restated)	(restated)
	(in thousands except per share amounts)

Results of Operations Data (1):
Operating revenues and equity in earnings (2)	$3,657	$2,960	$3,912	$2,533	$2,066
Income from continuing operations	1,704	1,308	2,289	1,007	795
Income (loss) from discontinued operations	—	—	—	(1,266)	(4,826)
Net income (loss)	1,704	1,308	2,289	(259)	(4,301)

Earnings (loss) per common share - diluted:
Income from continuing operations	$0.25	$0.19	$0.32	$0.14	$0.11
Income (loss) from discontinued operations	—	—	—	(0.17)	(0.66)
Net income (loss)	0.24	0.19	0.31	(0.03)	(0.55)

Cash dividends declared per per common share	$0.23	$0.15	$—	$—	$—

Balance Sheet Data:

Total Assets	$27,061	$25,306	$24,692	$23,891	$22,590
Long-term debt	—	—	—	—	—
Stockholders’ equity	21,354	21,216	21,727	19,869	20,245

(1) The sale of the Company’s explosives business in 2001 is accounted for as a discontinued operation, and accordingly, amounts for 2001 and prior years have been restated to reflect discontinued operations accounting, including offsetting long-term debt and other liabilities assumed in the sale against the net assets sold on the consolidated balance sheets.

(2) Includes the Company’s 50% share of the operating results of Cyanco reported using the equity method of accounting.

Item 7.                                                           Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

The Company’s corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  Through this audit process, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had been inaccurately presented in the Company’s consolidated financial statements for the years ended December 31, 2001 through 2004, including both tax assets and liabilities reflected on the consolidated balance sheets and tax provisions reflected in the consolidated statements of income.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  Correction of the errors affected the tax assets and liabilities and reduced retained earnings and net income over the four years in the period ended ended December 31, 2004, and in the subsequent March 31 and June 30, 2005 interim periods.

The adjustments did not impact revenues and equity in earnings or operating expenses.  The cumulative effect of these income-tax related adjustments reduced retained earnings by approximately $1,392,000 as of December 31, 2004.

Overview

The operations reported in the consolidated statements of income for each of the three years in the period ended December 31, 2004 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the each of the three years in the period ended December 31, 2004 is presented in Note 12 to the Company’s consolidated financial statements.

Cyanco historically represented one of three sources of sodium cyanide for use in the mining industry in the western United States.  The world market for briquette or dry-form sodium cyanide is dominated by E.I. DuPont Nemours (“DuPont”).  Historically, Cyanco competed with DuPont and also with FMC Corporation (“FMC”), which marketed and delivered liquid sodium cyanide in the same geographic area as Cyanco.

Effective April 1, 2002, Cyanco purchased the commercial and certain distribution assets related to FMC’s sodium cyanide business.  As a result of this transaction, FMC exited the business, ending its role as a supplier of sodium cyanide to the Nevada gold mining industry.  Cyanco assumed FMC’s on-going contractual obligations under its existing sodium cyanide contracts and began supplying these customers in April 2002.  As a consequence, DuPont is presently the sole competitor of Cyanco in supplying sodium cyanide to the mining industry in the western United States.

Cyanco’s business is characterized by reliance on the mining industry, competitive demands, dependence on a relatively small number of customers, fluctuating market prices for energy and raw materials, and increases in the cost of labor.  The Company believes that the important competitive factors in the sodium cyanide market are location, service, quality and price.  Cyanco delivers product to its customers pursuant to supply contracts, which vary in length.  Cyanco must meet competitive demands in order for its customers to renew product supply contracts as they expire, and has been able to achieve results by being creative and service-oriented and offering competitive prices.

All of the Company’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  During 2004, Cyanco had sales to three customers representing

39%, 36% and 12% of total sales.  Of these, the customer representing 12% of sales has indicated its intent not to extend its contract beyond 2005.  See discussion below under “Impairment of Long-Lived Assets”.  A loss of another one or more of these customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, such losses of customers due to mine closures are not currently expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in periods of fluctuating market prices of gold.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements.  The Company’s significant accounting policies are summarized in Note 1 to the Company’s consolidated financial statements.  Summarized below are the Company’s critical accounting policies:

Our critical accounting policies include the following:

•                  Investment in Cyanco

•                  Short-Term Investments

•                  Accounting for Income Taxes

Investment in Cyanco – As previously discussed, the Company does not own more than 50% of Cyanco, and as a result, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  The Company accounts for its investment in Cyanco using the equity method of accounting.  Equity in earnings of Cyanco is based on the Company’s 50% ownership in Cyanco and is calculated and recognized at the end of each month.  Management fees from Cyanco are recognized monthly and are calculated as a percentage of Cyanco revenues based on the joint venture agreement.

The determination of useful lives and depreciation and amortization methods utilized by Cyanco for its property and equipment and intangible assets are considered critical accounting estimates.  Cyanco management uses its judgment to estimate the useful lives of long-lived assets, taking into consideration historical experience, engineering estimates, industry information and other factors.  Inherent in these estimates of useful lives is the assumption that periodic maintenance will be performed and there will be an appropriate level of annual capital expenditures.  Without on-going capital improvements and maintenance, productivity and cost efficiency declines and the useful lives of assets would be shorter.

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

Short-Term Investments - The Company’s current assets at December 31, 2004 were comprised primarily of cash and cash equivalents of $15,972,000.  Investments with scheduled original maturities of three months or less are recorded as cash equivalents.  Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at December 31, 2004.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of operations.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  At December 31, 2004, the Company had reduced its deferred tax assets by recording a valuation allowance of $2,443,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

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

Other operating revenues decreased to $0 in 2003 compared to $136,000 in 2002.  The decrease is due to elimination of rental income as a result of the sale of the Company’s office building in November 2002.

Investment and other income increased to $302,000 in 2003 compared to $270,000 in 2002.  The increase in investment earnings is attributable to higher average balances in cash equivalents and short-term investments in 2003 compared to 2002, and to an improvement in the rate of return on investments due to increased diversification of investment securities in 2003.

The Company realized a total gain on the sale of assets of $680,000 in 2002, of which $220,000 related to the sale of the office building and $460,000 related to the Company’s share of proceeds from the sale of the assets of the Company’s joint venture in West Africa.  The Company had no sales of assets in 2003.

General and administrative expenses decreased $617,000 or 49%, in 2003 compared to 2002.  This decrease is due primarily to certain significant expenses in 2002, including $206,000 of compensation expense to two members of the board of directors, $103,000 each for services and the directors’ surrender of all their outstanding stock options.  An additional $214,000 in bad debt expense was recorded in 2002 related to net notes and accounts receivable estimated to be uncollectible by UEE that were assigned back to the Company by UEE pursuant to the terms of the agreement to sell the Company’s explosives business.  During 2003, the Company recovered $70,000 of the receivables, which was recorded as an offset to general and administrative expenses.  In addition, $62,000 of the decrease in 2003 was due to the elimination of operating expenses and depreciation expense associated with the office building sold in November 2002.

Impairment of Long-Lived Assets

In the acquisition of the FMC assets, Cyanco allocated $4,500,000 to customer relationships and other related intangible assets.  In January 2005, Cyanco became aware that a significant customer was having discussions with a competitor of Cyanco regarding the purchase of sodium cyanide and might not extend its product supply contract with Cyanco for 100% of its requirements beyond December 31, 2005, the end of the current supply contract.  Prior projections and impairment analysis had assumed the contract would be renewed for an additional three years, and that Cyanco would continue to supply 100 % of this customer’s requirements through 2008.

As a result of a customer indicating it may not extend its contract beyond 2005, Cyanco completed an impairment analysis of its intangible assets as of December 31, 2004 using projected discounted cash flows from the acquired customer relationships, with factors adjusted for the events of January 2005 and assuming Cyanco would supply a portion of the customer’s product through 2008.  The result was an impairment loss recorded by Cyanco in the fourth quarter of 2004 of $1,100,000.  The Company’s share of the impairment loss reduced the Company’s equity in earnings of joint venture by $550,000 in the fourth quarter and year ended December 31, 2004.

The reasons that Cyanco assumed it would supply a portion of the customer’s product through 2008 included the following:

•                  Discussions with the customer regarding renewal of the contract beyond 2005 for all or part of its supply needs were ongoing from January into June 2005.

•                  In early 2005, the Texas-based facility that supplied a significant portion of the competitor’s product announced a temporary shut down of the facility.  Subsequently, the facility announced that it would terminate all supply contracts for sodium cyanide.  Cyanco believed that the termination of this source of product to the competitor could have a material negative impact on the competitor’s ability to supply product to its Nevada customers in 2005 and subsequent years and could raise customer concerns about the ability of the competitor to fully supply the customer’s sodium cyanide requirements.

In June 2005, Cyanco was informed that the customer would not renew the contract beyond 2005 for any of its requirements.

Since the acquisition of the customer relationships from FMC in 2002, sales to this customer accounted for 10-13% of Cyanco’s total sales.  Cyanco must replace these sales after 2005 with sales to new or existing customers or Cyanco’s sales subsequent to 2005 will decrease accordingly.  Despite the negative impact on revenues beginning in 2006, the Company does not believe that the loss of this customer will have a material negative impact on the Company’s equity in earnings of Cyanco and on net income reported by the Company in years subsequent to 2005 since a lower margin is currently realized on sales to this customer as compared to other customers of Cyanco.

Income Taxes

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past five years without final resolution.  The first phase of the audit has been completed, and the Company has been assessed additional income taxes based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection to the tax audit based assessments for each year under audit.  The tax audit has now progressed to the appeals level.  The timing of the completion of the appeals process is currently uncertain.

The Company believes the amounts that it has accrued and included in its consolidated financial statements in accounts payable and accrued expenses at December 31, 2004 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

As previously discussed, the Company’s United States corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

Liquidity and Capital Resources

At December 31, 2004, the liabilities of the Company consisted of current liabilities and deferred income taxes.  Current liabilities at December 31, 2004 were comprised of accounts payable and accrued expenses totaling $4,184,000 and deferred income taxes payable of $1,523,000.  Current liabilities at December 31, 2004 consisted of trade accounts payable of $6,000, dividends payable of $409,000 and accrued expenses (comprised primarily of accrued income taxes) of $3,770,000.  These current liabilities compare favorably to total current assets of $16,264,000 at December 31, 2004.  Current assets were comprised primarily of cash and cash equivalents of $15,972,000.

The Company’s current strategy is to invest cash in excess of short-term operating needs in highly liquid, variable interest rate investments with maturities of 90 days or less.  The board of directors of the Company is currently evaluating alternative uses for the cash of the Company, including optimizing short-term investment results without exposing the Company to high levels of market risk, diversification of the Company’s business, further investment in Cyanco, the payment of dividends to shareholders and other strategies.

Net cash provided by operating activities for 2004 was $211,000 compared to net cash used in operating activities of $(439,000) for 2003.  This increase in net cash provided by operations is due primarily to the increase in the net income in 2004 compared to 2003.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities for 2004 was $10,837,000 compared to net cash provided by investing activities of $1,714,000 for 2003.  Of the increase, $5,616,000 is attributable to the change in classification of the Company’s investments to cash and cash equivalents from short-term investments because of the overall reduction in the maturities of the short-term investments to 90 days or less.  In 2004, the Company received $5,000,000 in distributions from Cyanco and net collections of notes receivable of $221,000.  In 2003, the Company received $3,000,000 in distributions from Cyanco and net collections of notes receivable of $319,000.  Cash received from investing activities in 2003 was partially offset by the net purchase of short-term investments of $(1,603,000) and the purchase of property and equipment of $(2,000).

Net cash used in financing activities for 2004 was $(1,500,000) compared to net cash used in financing activities of $(1,463,000) for 2003.  Net cash used in financing activities in 2004 consisted of the payment of dividends of $(1,498,000) and $(2,000) for the purchase and retirement of treasury stock.  Net cash used in financing activities in 2003 consisted of the payment of dividends of $(680,000) and the purchase and retirement of treasury stock of $(783,000).  During 2004, the Company declared dividends of $.05 per share for the first quarter and $.06 per share for each of the second, third and fourth quarters.  During 2003, the Company declared dividends of $.05 per share for each of the second, third and fourth quarters.  In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  As part of the stock repurchase program, the Company purchased and retired 467 and 251,224 common shares in 2004 and 2003, respectively.

The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the year ending December 31, 2005.

The Company’s operations have not been, and are not expected to be, materially effected by inflation.

Forward Looking Statements

Within this annual report on Form 10-K, including the discussion in this Item 7, there are forward-looking statements made in an effort to inform the reader of management’s expectation of future events.  These expectations are subject to numerous factors and assumptions, any one of which, could have a material effect on future results.  The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco’s customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, decisions made by Cyanco’s customers with respect to the use or sourcing of sodium cyanide used in their operations, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, and the continued availability of qualified technical and other professional employees of the Company and Cyanco.  The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks.  Consequently, the actual results could differ materially from those indicated in the statements made.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at December 31, 2004 of $15,972,000 was outstanding during the year, a 1% change in interest rates would result in a change of annual earnings of approximately $160,000.

The Company has no foreign operations and is currently not exposed to material risks from changes in foreign currency.

Item 8.                                                           Financial Statements and Supplementary Data.

The financial statements of the Company and of Cyanco required by this Item are contained in a separate section of this report.  See “Index to Consolidated Financial Statements” on Page F-1 for the consolidated financial statements of the Company included in this report, and the separate financial statements of Cyanco included as Exhibit 99.1 to this report.

The following table presents selected unaudited quarterly financial data for each of the four quarters in 2004 and 2003.  The Company has restated its consolidated financial statements for the quarterly periods in the years ended December 31, 2004 and 2003 to correct errors in recording certain income tax provisions and related balance sheet accounts associated with accruals and payments of foreign income taxes.  See Note 2 to the Company’s Consolidated Financial Statements.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.  All amounts, except per share data, are stated in thousands of dollars.

	2004				2003
Amounts in thousands	(restated)				(restated)
(except per share data)	Q1	Q2	Q3	Q4 (1)	Q1	Q2	Q3	Q4

Revenues and equity in earnings	$986	$1,120	$1,233	$318	$580	$486	$954	$940

Net income	564	633	755	(248)	245	199	443	421

Earnings per common share - diluted	$0.08	$0.09	$0.11	$(0.04)	$0.03	$0.03	$0.07	$0.06

(1)  Equity in earnings of Cyanco for the fourth quarter of 2004 was reduced by a charge of $550,000 related to the impairment of certain intangible assets of Cyanco.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.  Controls and Procedures

Disclosure Controls and Procedures

During the course of an audit of the Company’s corporate income tax returns by the IRS, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had previously been inaccurately presented in the Company’s consolidated financial statements.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  As a result, the Audit Committee of the Board of Directors of the Company determined that restatements were necessary for the consolidated financial statements as of December 31, 2004, and 2003, and each of the three years in the period ended December 31, 2004, and the subsequent interim fiscal periods of March 31, 2005 and June 30, 2005.  These restatements, as well as specific information regarding their impact on the consolidated financial statements, are discussed in Note 2 to the consolidated financial statements.

In light of the restatements, management has concluded that, as of December 31, 2004, a material weakness in the Company’s control over financial reporting existed relating to the accounting for and disclosure of income taxes, which includes the review of the treatment of the payment and accrual of foreign income taxes for accounting purposes.  The systems in place to review the tax and accounting attributes associated with the payment and accrual of foreign income taxes were insufficient to detect the errors.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2004.  Based on this evaluation and as a result of material weaknesses in the internal control over financial reporting relating to accounting for the payment and accrual of foreign income taxes, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2004.

Change in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the quarter ended December 31, 2004 that materially affected or were reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the discovery of the errors described above, the Company has begun the process of improving the internal controls over financial reporting related to accounting for income taxes.  These additional controls include the engagement of a tax professional to perform a second review of all significant United States and foreign income tax matters and their impact on the consolidated financial statements of the Company, including appropriate footnote disclosures.  The Audit Committee of the Board of Directors will evaluate the service capabilities of all accounting and tax professionals on an ongoing basis.  In addition, the Chief Financial Officer of the Company will receive additional training in corporate income taxes.  The Company expects that these additional procedures will remediate the material weakness that existed in the internal control by establishing additional monitoring and review controls.

Item 9B.                                              Other Information

None

PART III

Item 10                                                       Directors, Executive Officers, Promoters and Control Persons of the Registrant.

The information required by this Item is contained in our 2005 Definitive Proxy Statement under the headings “Election of Directors” and “Executive Officers,” and is incorporated in this report by reference.

Item 11.                                                    Executive Compensation

The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading “Executive Compensation,” and is incorporated in this report by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management.

The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated in this report by reference.

Item 13.                                                    Certain Relationships and Related Transactions.

There are no transactions to report under this Item for the year ended December 31, 2004.

Item 14.                                                    Principal Accountant Fees and Services

The information required by this Item is contained in our 2005 Definitive Proxy Statement under the heading “Ratification of Selection of Independent Public Accountants,” and is incorporated in this report by reference.

PART IV

Item 15.                                                    Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

(a)                                  The following documents are filed as a part of this report:

1.               The audited consolidated financial statements of the Company and the report of independent registered public accountants required in Part II, Item 8 are included on pages F-1 to F-24.  See the Index to Consolidated Financial Statements on page F-1.

2.               The audited financial statements of Cyanco, a significant subsidiary reported on the equity method, and the report of independent registered public accountants are included as financial statement schedules to this annual report on Form 10-K as Exhibit 99.1. (incorporated by reference to the initial filing)

No other required financial statement schedules are listed because they are not applicable or the required information is shown in the Company’s consolidated financial statements or notes thereto.

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

21                                    List of Subsidiaries (incorporated by reference to the initial filing).

23                                    Independent Auditors’ Consent (this filing).

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

99.1                           The financial statements for the fiscal year ended December 31, 2004 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent registered public accountants (initial filing).

99.2                           Press release dated March 17, 2005 (incorporated by reference to the initial filing).

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
John T. Day, President

Date: December 12, 2005

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity in Which Signed	Date

/S/ Bryan Bagley	Chairman of the Board of Directors	December 12, 2005
Bryan Bagley

/S/ John T. Day	President, Chief Executive Officer	December 12, 2005
John T. Day	and Director (Principal Executive Officer)

/S/ James Solomon	Director	December 12, 2005
James Solomon

/S/ Nathan L. Wade	Director	December 12, 2005
Nathan L. Wade

/S/ M. Garfield Cook	Director	December 12, 2005
M. Garfield Cook

/S/ Dennis P. Gauger	Chief Financial Officer and Principal	December 12, 2005
Dennis P. Gauger	Accounting Officer

NEVADA CHEMICALS, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Nevada Chemicals, Inc.

We have audited the consolidated balance sheets of Nevada Chemicals, Inc. as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the Standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Nevada Chemicals, Inc. as of December 31, 2004 and 2003, and the results of its operations and its cash flows for the years ended December 31, 2004, 2003 and 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the accompanying consolidated balance sheets as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2004, 2003 and 2002 have been restated.

/s/ TANNER LC

Salt Lake City, Utah

March 2, 2005, except for Note 2, as to which the date is December 9, 2005

NEVADA CHEMICALS, INC.

Consolidated Balance Sheets

(Restated)

	December 31,
	2004	2003
ASSETS

Current assets:
Cash and cash equivalents	$15,972,000	$6,424,000
Short-term investments	—	5,614,000
Receivables	76,000	94,000
Prepaid expenses	30,000	82,000
Current portion of notes receivable	186,000	221,000

Total current assets	16,264,000	12,435,000

Investment in joint venture	10,547,000	12,428,000
Notes receivable	—	186,000
Property and equipment, net	12,000	29,000
Other assets	238,000	228,000

	$27,061,000	$25,306,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$4,184,000	$1,873,000

Deferred income taxes	1,523,000	2,217,000

Total liabilities	5,707,000	4,090,000

Commitments and contingencies

Stockholders’ equity:
Common stock; $.001 par value, 500,000,000 shares authorized, 6,807,452 and 6,807,919 shares issued and outstanding	7,000	7,000
Capital in excess of par value	3,510,000	3,512,000
Accumulated other comprehensive loss	—	(2,000)
Retained earnings	17,837,000	17,699,000

Total stockholders’ equity	21,354,000	21,216,000

	$27,061,000	$25,306,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC.

Consolidated Statements of Income

(Restated)

	Years Ended December 31,
	2004	2003	2002

Revenues and equity in earnings:
Management fee from joint venture	$538,000	$451,000	$460,000
Equity in earnings of joint venture	3,119,000	2,509,000	3,316,000
Other	—	—	136,000

Total	3,657,000	2,960,000	3,912,000

General and administrative expenses	657,000	639,000	1,256,000

Operating income	3,000,000	2,321,000	2,656,000

Other income:
Investment and other income	193,000	302,000	270,000
Gain on sale of assets	—	—	680,000

Total other income	193,000	302,000	950,000

Income before provision for income taxes	3,193,000	2,623,000	3,606,000

Provision for income taxes	1,489,000	1,315,000	1,317,000

Net income	$1,704,000	$1,308,000	$2,289,000

Earnings per common share:
Basic	$0.25	$0.19	$0.32

Diluted	$0.24	$0.19	$0.31

Weighted average number of shares outstanding:
Basic	6,808,000	6,879,000	7,174,000
Diluted	6,968,000	7,016,000	7,327,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC.

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2004, 2003 and 2002

(Restated)

			Capital	Accumulated
	Common Stock		In Excess of Par	Other Comprehensive	Retained	Treasury
	Shares	Amount	Value	Income (Loss)	Earnings	Stock	Total

Balance, January 1, 2002, as previously reported	7,314,260	$7,000	$5,312,000	$—	$15,568,000	$(573,000)	$20,314,000
Adjustment to 2001 provision for income taxes – Note 2	—	—	—	—	(445,000)	—	(445,000)
Balance, January 1, 2002, as restated	7,314,260	7,000	5,312,000	—	15,123,000	—	19,869,000
Comprehensive net income calculation:
Net income	—	—	—	—	2,289,000	—	2,289,000
Net unrealized gains on investments	—	—	—	13,000	—	—	13,000
Comprehensive income	—	—	—	—	—	—	2,302,000
Purchase and retirement of treasury stock	(255,117)	—	(1,017,000)	—	—	573,000	(444,000)
Balance, December 31, 2002	7,059,143	7,000	4,295,000	13,000	17,412,000	—	21,727,000
Comprehensive net income calculation:
Net income	—	—	—	—	1,308,000	—	1,308,000
Net unrealized losses on investments	—	—	—	(15,000)	—	—	(15,000)
Comprehensive income	—	—	—	—	—	—	1,293,000
Dividends declared	—	—	—	—	(1,021,000)	—	(1,021,000)
Purchase and retirement of treasury stock	(251,224)	—	(783,000)	—	—	—	(783,000)
Balance, December 31, 2003	6,807,919	7,000	3,512,000	(2,000)	17,699,000	—	21,216,000
Comprehensive net income calculation:
Net income	—	—	—	—	1,704,000	—	1,704,000
Net unrealized gains on investments	—	—	—	2,000	—	—	2,000
Comprehensive income	—	—	—	—	—	—	1,706,000
Dividends declared	—	—	—	—	(1,566,000)		(1,566,000)
Purchase and retirement of treasury stock	(467)	—	(2,000)	—	—	—	(2,000)
Balance, December 31, 2004	6,807,452	$7,000	$3,510,000	$—	$17,837,000	$—	$21,354,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC.

Consolidated Statements of Cash Flows

(Restated)

	Years Ended December 31,
	2004	2003	2002

Cash flows from operating activities:
Net income	$1,704,000	$1,308,000	$2,289,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	17,000	11,000	36,000
Provision for losses on assets	—	—	223,000
Equity in earnings of joint venture	(3,119,000)	(2,509,000)	(3,316,000)
Gain on sale of assets	—	—	(680,000)
Deferred income taxes	(694,000)	(120,000)	189,000
(Increase) decrease in:
Receivables	18,000	5,000	1,473,000
Prepaid expenses	52,000	(41,000)	8,000
Other assets	(10,000)	3,000	14,000
Increase (decrease) in accounts payable and accrued expenses	2,243,000	904,000	(1,246,000)

Net cash provided by (used in) operating activities	211,000	(439,000)	(1,010,000)

Cash flows from investing activities:
Distributions from joint venture	5,000,000	3,000,000	3,000,000
Net sales (purchases) of short-term investments	5,616,000	(1,603,000)	(4,013,000)
Proceeds from sale of assets	—	—	1,556,000
Increase in notes receivable	—	—	(1,000,000)
Payments on notes receivable	221,000	319,000	1,489,000
Purchase of property and equipment	—	(2,000)	—

Net cash provided by investing activities	10,837,000	1,714,000	1,032,000

Cash flows from financing activities:
Payment of dividends	(1,498,000)	(680,000)	—
Purchase and retirement of treasury stock	(2,000)	(783,000)	(421,000)

Net cash used in financing activities	(1,500,000)	(1,463,000)	(421,000)

Net increase (decrease) in cash and cash equivalents	9,548,000	(188,000)	(399,000)

Cash and cash equivalents, beginning of year	6,424,000	6,612,000	7,011,000

Cash and cash equivalents, end of year	$15,972,000	$6,424,000	$6,612,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC.

Notes to Consolidated Financial Statements

Note 1:  Organization and Significant Accounting Policies

Organization – Nevada Chemicals, Inc. (the “Company”), through its ownership in Cyanco Company (“Cyanco”), supplies chemicals to the gold mining industry in the United States.  Winnemucca Chemicals, Inc. (“Winnemucca Chemicals”), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.  The Company accounts for its investment in Cyanco using the equity method of accounting.  Summarized financial information for Cyanco is included in Note 12.

Principles of Consolidation – The consolidated financial statements include the accounts of the Company, and its consolidated subsidiary.  All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents – For purposes of the consolidated statements of cash flows, cash and cash equivalents includes all cash and investments with original maturities to the Company of three months or less.

Short-term Investments – Investments with scheduled maturities greater than three months, but not greater than one year, are recorded as short-term investments.  Management classified these investments at December 31, 2003 as available for sale.  The short-term investments are recorded at fair value, with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of income.

Property and Equipment – Property and equipment are recorded at cost, less accumulated depreciation.  Depreciation is computed using the straight-line method over the estimated useful lives of the assets.  Expenditures for maintenance and repairs are expensed when incurred and betterments are capitalized.  Gains and losses on the sale of property and equipment are included in the consolidated statements of income.

Revenue Recognition – The Company’s revenues and equity in earnings consist mainly of earnings from Cyanco based on the equity method of accounting and management fees from Cyanco.  Equity in net earnings of Cyanco is based on the Company’s 50% ownership in Cyanco, and is calculated and recognized at the end of each month.  Management fee income from Cyanco is recognized monthly based on the Cyanco joint venture agreement.

Income Taxes – Deferred income taxes are provided in amounts sufficient to give effect to temporary differences between financial and tax reporting, principally related to depreciation and amortization, undistributed earnings from joint ventures, which qualify under certain tax deferral treatment, and foreign income tax payments.

Stock-Based Compensation – The Company has a stock-based employee compensation plan, which is described more fully in Note 11.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2004, 2003 and 2002, as no stock options were granted under the plan during these years.  Options outstanding at December 31, 2004 had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, and were fully vested on the date of grant.  Because no options were granted during the periods presented, no pro-forma presentation of the effect on net income and earnings per share assuming the Company applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is presented.

Earnings Per Common Share – The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of earnings per common share assuming dilution is based on the weighted average number of shares outstanding during the year plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year.

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Years Ended December 31
	2004	2003	2002

Weighted average number of shares outstanding - basic	6,808,000	6,879,000	7,174,000
Dilutive effect of stock options	160,000	137,000	153,000

Weighted average number of shares outstanding, assuming dilution	6,968,000	7,016,000	7,327,000

Concentration of Credit Risk – Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and receivables.

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

Cyanco’s customer base consists primarily of mining companies in the Western United States.  Since most of Cyanco’s customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  A loss of one or more customers could adversely affect future sales, and may cause a material adverse effect on Cyanco’s results of operations.  Although Cyanco is directly affected by the economic health of the mining industry, management does not believe significant credit risk exists at December 31, 2004.   In addition, Cyanco has purchase commitments with suppliers of certain raw materials covering various time periods and containing various pricing arrangements.  Management believes alternative sources of the raw materials are available in the event that the suppliers are unable to meet Cyanco’s raw material needs.

Use of Estimates – The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Certain of these key estimates include income taxes payable and deferred income taxes.  Differences in these estimates and actual results could be material to the Company’s financial position and results of operations.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005; however, the Securities and Exchange Commission has deferred this date for public companies.  The new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year.  This means that the Company will be required to implement SFAS No. 123(R) no later than the quarter beginning January 1, 2006.  The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above.  The Company anticipates adopting the modified prospective method of SFAS No. 123(R)

on July 1, 2005.  The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

In December 2004, the FASB issued FAS 153, Exchanges of Nonmonetary Assets.  This Statement amends the guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions.  That statement is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged.  The guidance in that Opinion, however, included certain exceptions to that principle.  This Statement amends Opinion 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance.  A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange.  The Company has not historically entered into a significant level of nonmonetary transactions, and therefore does not expect that this standard will materially impact is financial position or results of operations.

In March 2004, the FASB approved the consensus reached on the EITF (Emerging Issues Task Force) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.  The objective of EITF 03-1 is to provide guidance for identifying impaired investments.  EITF 03-1 also provides new disclosure requirements for investments that are deemed to be temporarily impaired.  In October 2004, the FASB delayed the recognition and measurement provisions of EITF 03-1 until implementation guidance is issued, which is expected to be in early 2005.  The disclosure requirements are effective for annual periods ending after June 15, 2004, and remain in effect.  The Company has adopted EITF 03-1 disclosure requirements, and does not believe the impact is material to the Company’s overall financial position or results of operations.

In December 2003, the FASB issued Interpretation No. 46 (“FIN 46R”) (revised December 2003), Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51 (“ARB 51”), which addresses how a business enterprise should evaluate whether it has a controlling interest in an entity through means other than voting rights and accordingly should consolidate the entity.  FIN 46R replaces FASB Interpretation No. 46 (FIN 46), which was issued in January 2003.  Before concluding that it is appropriate to apply ARB 51 voting interest consolidation model to an entity, an enterprise must first determine that the entity is not a variable interest entity (“VIE”).  As of the effective date of FIN 46R, an enterprise must evaluate its involvement with all entities or legal structures created before February 1, 2003 to determine whether consolidation requirements of FIN 46R apply to those entities.  There is no grandfathering of existing entities.  Public companies must apply either FIN 46 or FIN 46R immediately to entities created after January 31, 2003 and no later than the end of the first reporting period that ends after March 15, 2004.  The adoption of

FIN 46 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassifications – Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.

Note 2:  Restatement of Consolidated Financial Statements

The Company’s corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  Through this audit process, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had been inaccurately presented in the Company’s consolidated financial statements for the years ended December 31, 2001 through 2004, including both tax assets and liabilities reflected on the consolidated balance sheets and tax provisions reflected in the consolidated statements of income.  The errors relate to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  Correction of the errors affected the tax assets and liabilities and reduced retained earnings and net income over the four years in the period ended December 31, 2004, and in the subsequent March 31 and June 30, 2005 interim periods.

The adjustments did not impact revenues and equity in earnings or operating expenses.  The cumulative effect of these income-tax related adjustments reduced retained earnings by $1,392,000 as of December 31, 2004, and impacted the consolidated financial statements as follows:

Consolidated Balance Sheets

December 31, 2004	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$15,972,000	$—	$15,972,000
Receivables	76,000	—	76,000
Prepaid expenses	730,000	(700,000)	30,000
Current portion of notes receivable	186,000	—	186,000

Total current assets	16,964,000	(700,000)	16,264,000

Investment in joint venture	10,547,000	—	10,547,000
Property and equipment, net	12,000	—	12,000
Other assets	238,000	—	238,000

	$27,761,000	$(700,000)	$27,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$2,430,000	$1,754,000	$4,184,000

Deferred income taxes	2,585,000	(1,062,000)	1,523,000

Total liabilities	5,015,000	692,000	5,707,000

Stockholders’ equity:
Common stock	7,000	—	7,000
Capital in excess of par value	3,510,000	—	3,510,000
Retained earnings	19,229,000	(1,392,000)	17,837,000

Total stockholders’ equity	22,746,000	(1,392,000)	21,354,000

	$27,761,000	$(700,000)	$27,061,000

December 31, 2003	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$6,424,000	$—	$6,424,000
Short-term investments	5,614,000	—	5,614,000
Receivables	94,000	—	94,000
Prepaid expenses	278,000	(196,000)	82,000
Current portion of notes receivable	221,000	—	221,000

Total current assets	12,631,000	(196,000)	12,435,000

Investment in joint venture	12,428,000	—	12,428,000
Property and equipment, net	29,000	—	29,000
Notes receivable	186,000	—	186,000
Other assets	228,000	—	228,000

	$25,502,000	$(196,000)	$25,306,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$1,873,000	$—	$1,873,000

Deferred income taxes	1,732,000	485,000	2,217,000

Total liabilities	3,605,000	405,000	4,090,000

Stockholders’ equity:
Common stock	7,000	—	7,000
Capital in excess of par value	3,512,000	—	3,512,000
Accumulated other comprehensive loss	(2,000)	—	(2,000)
Retained earnings	18,380,000	(681,000)	17,699,000

Total stockholders’ equity	21,897,000	(681,000)	21,216,000

	$25,502,000	$(196,000)	$25,306,000

Consolidated Statements of Income

Year Ended December 31, 2004	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$538,000	$—	$538,000
Equity in earnings of joint venture	3,119,000	—	3,119,000

Total	3,657,000	—	3,657,000

General and administrative expenses	657,000	—	657,000

Operating income	3,000,000	—	3,000,000

Investment and other income	193,000	—	193,000

Income before provision for income taxes	3,193,000	—	3,193,000

Provision for income taxes	778,000	711,000	1,489,000

Net income	$2,415,000	$(711,000)	$1,704,000

Earnings per common share:
Basic	$0.35	$(0.10)	$0.25
Diluted	$0.35	$(0.11)	$0.24

Weighted average number of shares outstanding:
Basic	6,808,000	—	6,808,000
Diluted	6,968,000	—	6,968,000

Year Ended December 31, 2003	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$451,000	$—	$451,000
Equity in earnings of joint venture	2,509,000	—	2,509,000

Total	2,960,000	—	2,960,000

General and administrative expenses	639,000	—	639,000

Operating income	2,321,000	—	2,321,000

Investment and other income	302,000	—	302,000

Income before provision for income taxes	2,623,000	—	2,623,000

Provision for income taxes	918,000	397,000	1,315,000

Net income	$1,705,000	$(397,000)	$1,308,000

Earnings per common share:
Basic	$0.25	$(0.06)	$0.19
Diluted	$0.24	$(0.05)	$0.19

Weighted average number of shares outstanding:
Basic	6,879,000	—	6,879,000
Diluted	7,016,000	—	7,016,000

Year Ended December 31, 2002	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$460,000	$—	$460,000
Equity in earnings of joint venture	3,316,000	—	3,316,000
Other	136,000	—	136,000

Total	3,912,000	—	3,912,000

General and administrative expenses	1,256,000	—	1,256,000

Operating income	2,656,000	—	2,656,000

Investment and other income	950,000	—	950,000

Income before provision for income taxes	3,606,000	—	3,606,000

Provision for income taxes	1,478,000	(161,000)	1,317,000

Net income	$2,128,000	$161,000	$2,289,000

Earnings per common share:
Basic	$0.30	$0.02	$0.32
Diluted	$0.29	$0.02	$0.31

Weighted average number of shares outstanding:
Basic	7,174,000	—	7,174,000
Diluted	7,327,000	—	7,327,000

Note 3:  Short-Term Investments

The Company had no short-term investments at December 31, 2004.  All short-term investments at December 31, 2003 had scheduled maturities within one year.  Net realized losses on short-term investments were $63,000 and $44,000 for the years ended December 31, 2004 and 2003, respectively.  No realized gains or losses on short-term investments were recorded in 2002.

Short-term investments at December 31, 2003 were comprised of the following:

	Cost	Market Value

Certificates of deposit	$191,000	$189,000
Managed bond funds	2,624,000	2,624,000
U.S. government securities	697,000	697,000
Corporate paper	1,503,000	1,503,000
Other	601,000	601,000
	5,616,000	5,614,000
Net unrealized gains (losses)	(2,000)	—

	$5,614,000	$5,614,000

Note 4:  Detail of Certain Balance Sheet Accounts

December 31,

	2004	2003
Receivables:
Related party (Note 10)	$44,000	$53,000
Accrued interest receivable	32,000	41,000

	$76,000	$94,000

Accounts payable and accrued expenses:
Accounts payable - trade	$6,000	$15,000
Income taxes payable (See Notes 2 and 15)	3,754,000	1,481,000
Dividends payable	409,000	341,000
Other accrued expenses	15,000	36,000

	$4,184,000	$1,873,000

Note 5:  Notes Receivable

Notes receivable are comprised of the following:

	December 31,
	2004	2003

Unsecured note receivable due July 2005 with interest at 8.5%	$186,000	$386,000
Other	—	21,000

	$186,000	$407,000
Less current portion	186,000	221,000

Long-term portion	$—	$186,000

The unsecured note receivable resulted from the Company’s sale of its explosives business in November 2001.  In connection with that sale, any receivables, less an agreed upon reserve of $153,000, that had not been collected within 240 days of the closing date (November 15, 2001) were to be offset against the note receivable in the reverse order of maturity.  During 2002, the note receivable from UEE was reduced by $214,000 for net uncollected notes and accounts receivable assigned back to the Company by UEE.  Bad debt expense of $214,000 was included in general and administrative expenses for 2002.  During 2004 and 2003, as a result of the Company’s collection efforts, the Company collected $20,000 and $70,000 of the receivables, which was recorded as a reduction of general and administrative expenses.

Note 6:  Property and Equipment

Property and equipment consist of the following:

	December 31,
	2004	2003

Office furniture and fixtures	$22,000	$22,000
Vehicles	34,000	34,000

	56,000	56,000
Less accumulated depreciation	(44,000)	(27,000)

	$12,000	$29,000

Note 7:  Dividends

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

Note 8:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended December 31,
	2004	2003	2002

Federal provision at statutory rate	$(1,086,000)	$(892,000)	$(1,226,000)
Life insurance and meals	(5,000)	(4,000)	(1,000)
Tax exempt interest income	32,000	29,000	—
Change in valuation allowance	(430,000)	(449,000)	(88,000)
Other	—	1,000	(2,000)

	$(1,489,000)	$(1,315,000)	$(1,317,000)

The total income tax benefit (provision) consists of the following:

	Years Ended December 31,
	2004	2003	2002

Current	$(2,183,000)	$(1,435,000)	$(1,128,000)
Deferred	694,000	120,000	(189,000)

	$(1,489,000)	$(1,315,000)	$(1,317,000)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2004	2003

Deferred tax assets:
Foreign income taxes and credit carryforwards	$3,391,000	$2,739,000
Other	44,000	9,000
Less valuation allowance	(2,443,000)	(2.013,000)

	992,000	735,000
Deferred tax liabilities – depreciation and amortization	(2,515,000)	(2,952,000)

	$(1,523,000)	$(2,217,000)

The Company has provided a valuation allowance for deferred tax assets attributed to foreign income tax payments and other credit carryforwards because of uncertainty regarding their realization.

Note 9:  Supplemental Consolidated Statements of Cash Flows Information

Amounts paid for income taxes were $153,000, $580,000, and $470,000 in 2004, 2003 and 2002, respectively.  The Company paid no interest in 2004, 2003 and 2002.

During 2004:

•                  The Company declared a dividend in December, which was paid in January 2005, increasing accounts payable and accrued expenses and reducing retained earnings by $409,000.

During 2003:

•                  The Company declared a dividend in December, which was paid in January 2004, increasing accounts payable and accrued expenses and reducing retained earnings by $341,000.

During 2002:

•                  The Company retired 102,391 shares of treasury stock acquired in 2001 with a cost of $573,000.

•                  A note receivable from an officer of $23,000 was repaid by receipt by the Company of 5,709 shares of the Company’s common stock valued at $23,000, which stock was subsequently retired.

Note 10:  Related Party Transactions

The Company performs certain management functions for Cyanco for which it receives a fee.  Management fees totaled $538,000, $451,000, and $460,000 for 2004, 2003 and 2002, respectively.

At December 31, 2004 and 2003, the Company had receivables of $44,000 and $53,000, respectively, due from Cyanco.

During 2002, the Company paid $103,000 each to two board members for services and the directors’ surrender of all their outstanding stock options.

During 2002, a note receivable from an officer of $23,000 was repaid through the transfer to the Company of 5,709 shares of the Company’s common stock.  The indebtedness was repaid with the shares at their current market value in accordance with the terms of the original note agreement.

Note 11:  Non-Qualified Stock Option Plan

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

Information regarding the Option Plan is summarized below:

	Number of Options	Option Price per Share

Outstanding at January 1, 2002	377,500	$1.21 - $2.31
Granted	—	—
Exercised	—	—
Expired / forfeited	(159,000)	1.21 – 1.44

Outstanding at December 31, 2002	218,500	1.21 – 2.31
Granted	—	—
Exercised	—	—
Expired / forfeited	(10,000)	2.31

Outstanding at December 31, 2003	208,500	1.21 – 1.44
Granted	—	—
Exercised	—	—
Expired / forfeited	—	—

Outstanding at December 31, 2004	208,500	$1.21 - $1.44

Options exercisable and available for future grant are as follows:

	Years Ended December 31,
	2004	2003	2002

Options exercisable	208,500	208,500	218,500
Options available for grant	614,207	614,207	604,207

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding
		Weighted		Options Exercisable
Range of Exercise Prices	Number Outstanding at December 31, 2004	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At December 31, 2004	Weighted Average Exercise Price

$ 1.44	118,500.59		$1.44	118,500	$1.44
$ 1.21	90,000	1.89	$1.21	90,000	$1.21

Note 12:  Significant Unconsolidated Affiliate

The Company accounts for its 50% ownership interest in Cyanco using the equity method of accounting.  Summarized financial information of Cyanco, a significant unconsolidated affiliate of the Company, is as follows:

	Years Ended December 31,
	2004	2003	2002

Results for the year:
Gross revenues	$35,842,000	$30,117,000	$30,632,000
Gross profit	9,935,000	7,221,000	8,757,000
Net income	6,238,000	5,016,000	6,632,000

Company’s 50% equity in earnings	$3,119,000	$2,509,000	$3,316,000

Year-end financial position:
Current assets	$6,575,000	$7,244,000	$6,613,000
Non-current assets	15,609,000	18,782,000	20,133,000
Current liabilities	3,267,000	3,100,000	2,525,000
Non-current liabilities	—	247,000	558,000

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

In January 2005, Cyanco became aware that a significant customer was having discussions with a competitor of Cyanco regarding the purchase of sodium cyanide and might not extend its product supply contract with Cyanco for 100% of its requirements beyond December 31, 2005, the end of the current supply contract.  Prior projections and impairment analysis had assumed the contract would be renewed for an additional three years and that Cyanco would continue to supply 100% of this customer’s requirements through 2008.

Cyanco completed an impairment analysis of its intangible assets as of December 31, 2004 using projected discounted cash flows from the acquired customer relationships, with factors adjusted for these events of January 2005 and assuming Cyanco would supply a portion of the customer’s product through 2006, with no further sales in 2007 and 2008.  The result was an impairment loss recorded by Cyanco in the fourth quarter of 2004 of $1,100,000.  The Company’s share of the impairment loss reduced the Company’s equity in earnings of joint venture by $550,000 in the fourth quarter and year ended December 31, 2004.

Note 13:  Profit Sharing Plan

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

Note 14:  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, notes receivable and accounts payable.  The carrying amount of cash and cash equivalents, receivables and accounts payable approximates fair value because of the short-term nature of these items.  The carrying amount of notes receivable approximates fair value as the individual borrowings bear interest which approximate market rates for similar instruments.

Note 15:  Commitments and Contingencies

Foreign Income Taxes – The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past four to five years without final resolution.  The first phase of the audit has been completed, and the Company has been assessed additional income taxes based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and the audit has progressed to the appeals level.  The timing of the completion of the appeals process is currently uncertain.

The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2004 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Litigation – The Company may be subject to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

Cyanco is a non-corporate joint venture owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa Corporation (Degussa).  The Joint Venture Agreement provides that each joint venture partner has a first right of refusal to purchase the other partner’s interest in the event the other partner transfers its interest in the joint venture to a third party.

Effective January 1, 2003, Degussa purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa AG, a German corporation and the ultimate parent company of Degussa and CyPlus.

On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court (the case was later removed to the United States District Court for the District of Nevada) related to Degussa’s purported transfer of its joint venture interest to CyPlus and seeking commission payments owed to Cyanco under a prior distribution agreement between Cyanco and Degussa.  Winnemucca Chemicals claims that such transfer was in violation of the Joint Venture Agreement.  The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals’ rights under the Joint Venture Agreement arising out of the transfer.  This litigation has no impact on the operations of the Cyanco other than the potential recovery of commission payments.

Note 16:  Gain on Sale of Assets

During 2002, the Company sold its office building for approximately $1,170,000 and realized a gain of $220,000, which gain is included in gain on sale of assets in the accompanying consolidated statements of income.

Also in 2002, the Company and its joint venture partner completed the sale of the assets of West Coast Explosives Limited, a joint venture in West Africa.  Previously, the Company wrote off its investment in this joint venture, including a note receivable, due to the joint venture’s continuing operating losses.  The Company’s share of net cash proceeds from the sale of assets was approximately $460,000, which gain is included in gain on sale of assets in the accompanying consolidated statements of operations.

Note 17:  Significant Fourth Quarter Adjustments

During the fourth quarter of 2004, as a result of a customer indicating it may not extend its contract beyond 2005, Cyanco completed an impairment analysis of certain of its intangible assets using projected discounted cash flows from the intangible assets.  Based on the impairment analysis, Cyanco concluded that the intangible assets were impaired.  Accordingly, Cyanco recognized a non-cash impairment expense of $1,100,000 in the fourth quarter of 2004.  The Company’s share of this impairment expense of $550,000 reduced the Company’s reported equity in earnings of joint venture in the fourth quarter of 2004.