Form 10-Q/A
period 2005-03-31
NEVADA CHEMICALS INC
filed 2005-12-13
CIK 356342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

(Mark One)

☒                                 Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

(801) 984-0228
(Registrant’s telephone number, including area code)

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

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of April 29, 2005 was 6,901,406.

Explanatory Note

Nevada Chemicals, Inc. (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2005 to file restated condensed consolidated financial statements which contain adjustments to correct errors in reporting certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payment of foreign income taxes at March 31, 2005 and for the period then ended.  The Company has also amended Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 4, “Controls and Procedures”, and has made certain other updating changes and included updated management certifications.  The report for the quarter ended March 31, 2005, as amended, is set forth in its entirety below.

Nevada Chemicals, Inc.

Form 10-Q/A

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(Restated)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,617,000	$15,972,000
Receivables	93,000	76,000
Prepaid expenses	38,000	30,000
Current portion of notes receivable	186,000	186,000

Total current assets	16,934,000	16,264,000

Investment in joint venture	10,241,000	10,547,000
Other assets	243,000	250,000

	$27,418,000	$27,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$4,395,000	$4,184,000

Deferred income taxes	1,337,000	1,523,000

Total liabilities	5,732,000	5,707,000

Stockholders’ equity:
Common stock	7,000	7,000
Capital in excess of par value	3,751,000	3,510,000
Retained earnings	17,928,000	17,837,000

Total stockholders’ equity	21,686,000	21,354,000

	$27,418,000	$27,061,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(Restated)

	Three Months Ended March 31
	2005	2004

Revenues and equity in earnings:
Management fee from joint venture	$140,000	$122,000
Equity in earnings of joint venture	694,000	864,000

Total	834,000	986,000

General and administrative expenses	174,000	195,000

Operating income	660,000	791,000

Investment and other income	92,000	49,000

Income before provision for income taxes	752,000	840,000

Provision for income taxes	247,000	276,000

Net income	$505,000	$564,000

Earnings per common share:
Basic	$0.07	$0.08

Diluted	$0.07	$0.08

Weighted average number of shares outstanding:
Basic	6,816,000	6,808,000

Diluted	6,890,000	6,963,000

Dividends declared per common share	$0.06	$0.05

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Restated)

	Three Months Ended March 31
	2005	2004

Cash flows from operating activities:
Net income	$505,000	$564,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,000	3,000
Equity in earnings of joint venture	(694,000)	(864,000)
Deferred income taxes	(186,000)	(117,000)
Changes in operating assets and liabilities:
Receivables	(17,000)	3,000
Prepaid expenses	(8,000)	40,000
Other assets	6,000	—
Accounts payable and accrued expenses	446,000	347,000

Net cash provided by (used in) operating activities	53,000	(24,000)

Cash flows from investing activities:
Distributions from joint venture	1,000,000	1,000,000
Net sales of short-term investments	—	2,957,000
Payments of notes receivable	—	21,000

Net cash provided by investing activities	1,000,000	3,978,000

Cash flows from financing activities:
Payment of dividends	(408,000)	(341,000)
Purchase and retirement of treasury stock	—	(2,000)

Net cash used in financing activities	(408,000)	(343,000)

Net increase in cash	645,000	3,611,000

Cash and cash equivalents, beginning of period	15,972,000	6,424,000

Cash and cash equivalents, end of period	$16,617,000	$10,035,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim financial information of Nevada Chemicals, Inc. (the “Company”) for the three-month periods ended March 31, 2005 and March 31, 2004 included herein is unaudited, and the balance sheet as of December 31, 2004 is derived from audited financial statements.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements.  Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements.  Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.  These adjustments are of a normal recurring nature.

The results of operations for the three-month period ended March 31, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

NOTE 2.  RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  Through this audit process, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had been inaccurately presented in the Company’s consolidated financial statements for the years ended December 31, 2001 through 2004 and the quarter ended March 31, 2005, including both tax assets and liabilities reflected on the consolidated balance sheets and tax provisions reflected in the consolidated statements of income.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  Correction of the errors affected the tax assets and liabilities and reduced retained earnings and net income over the four years in the period ended December 31, 2004, and in the March 31, 2005 interim period.

The adjustments did not impact revenues and equity in earnings or operating expenses.  The cumulative effect of these income-tax related adjustments reduced retained earnings by $1,392,000 as of December 31, 2004 and by $1,639,000 as of March 31, 2005, and impacted the condensed consolidated financial statements as follows:

Condensed Consolidated Balance Sheets

March 31, 2005	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$16,617,000	$—	$16,617,000
Receivables	93,000	—	93,000
Prepaid expenses	738,000	(700,000)	38,000
Current portion of notes receivable	186,000	—	186,000

Total current assets	17,634,000	(700,000)	16,934,000

Investment in joint venture	10,241,000	—	10,241,000
Other assets	243,000	—	243,000

	$28,118,000	$(700,000)	$27,418,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$2,449,000	$1,946,000	$4,395,000

Deferred income taxes	2,344,000	(1,007,000)	1,337,000

Total liabilities	4,793,000	939,000	5,732,000

Stockholders’ equity:
Common stock	7,000	—	7,000
Capital in excess of par value	3,751,000	—	3,751,000
Retained earnings	19,567,000	(1,639,000)	17,928,000

Total stockholders’ equity	23,325,000	(1,639,000)	21,686,000

	$28,118,000	$(700,000)	$27,418,000

	As Previously		As
December 31, 2004	Reported	Adjustments	Restated
ASSETS

Current assets:
Cash and cash equivalents	$15,972,000	$—	$15,972,000
Receivables	76,000	—	76,000
Prepaid expenses	730,000	(700,000)	30,000
Current portion of notes receivable	186,000	—	186,000

Total current assets	16,964,000	(700,000)	16,264,000

Investment in joint venture	10,547,000	—	10,547,000
Property and equipment, net	12,000	—	12,000
Other assets	238,000	—	238,000

	$27,761,000	$(700,000)	$27,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$2,430,000	$1,754,000	$4,184,000

Deferred income taxes	2,585,000	(1,062,000)	1,523,000

Total liabilities	5,015,000	692,000	5,707,000

Stockholders’ equity:
Common stock	7,000	—	7,000
Capital in excess of par value	3,510,000	—	3,510,000
Retained earnings	19,229,000	(1,392,000)	17,837,000

Total stockholders’ equity	22,746,000	(1,392,000)	21,354,000

	$27,761,000	$(700,000)	$27,061,000

Condensed Consolidated Statements of Income

Three Months Ended March 31, 2005	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$140,000	$—	$140,000
Equity in earnings of joint venture	694,000	—	694,000

Total	834,000	—	834,000

General and administrative expenses	174,000	—	174,000

Operating income	660,000	—	660,000

Investment and other income	92,000	—	92,000

Income before provision for income taxes	752,000	—	752,000

Provision for income taxes	—	247,000	247,000

Net income	$752,000	$(247,000)	$505,000

Earnings per common share:
Basic	$0.11	$(0.04)	$0.07
Diluted	$0.11	$(0.04)	$0.07

Weighted average number of shares outstanding:
Basic	6,816,000	—	6,816,000
Diluted	6,890,000	—	6,890,000

Three Months Ended March 31, 2004	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$122,000	$—	$122,000
Equity in earnings of joint venture	864,000	—	864,000

Total	986,000	—	986,000

General and administrative expenses	195,000	—	195,000

Operating income	791,000	—	791,000

Investment and other income	49,000	—	49,000

Income before provision for income taxes	840,000	—	840,000

Provision for income taxes	294,000	(18,000)	276,000

Net income	$546,000	$18,000	$564,000

Earnings per common share:
Basic	$0.08	$—	$0.08
Diluted	$0.08	$—	$0.08

Weighted average number of shares outstanding:
Basic	6,808,000	—	6,808,000
Diluted	6,963,000	—	6,963,000

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Short-Term Investments – Investments with scheduled maturities greater than three months but not greater than one year are recorded as short-term investments.  The short-term investments are recorded at fair value with net unrealized gains or losses reported within stockholders’ equity.  Realized gains and losses are included in the statements of income.  The Company had no short-term investments at March 31, 2005 and December 31, 2004.

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended March 31
	2005	2004
Weighted average number of shares outstanding – basic	6,816,000	6,808,000
Dilutive effect of stock options	74,000	155,000

Weighted average number of shares outstanding – diluted	6,890,000	6,963,000

Stock-Based Compensation – For stock options granted to employees, the Company utilizes the footnote disclosure provisions of Statement of Financial Accounting Standards (SFAS) No. 123, Accounting for Stock-Based Compensation.  SFAS No. 123 encourages entities to adopt a fair-value based method of accounting for stock options or similar equity instruments.  However, it also allows an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.  The Company has elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable.  The pro forma footnote disclosures required by SFAS No. 123 are not applicable during the periods presented as no options were granted or vested during the periods presented.

Recent Accounting Pronouncements – In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005, however, the Securities and Exchange Commission has deferred this date for public companies.  The new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year.  This means that the Company will be required to implement SFAS No. 123(R) no later than the quarter beginning January 1, 2006.  The Company currently measures stock-based compensation in accordance with APB Opinion No. 25, as discussed above.  The Company anticipates adopting the modified prospective method of SFAS No. 123(R) on January 1, 2006.  The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

NOTE 4.  INVESTMENT IN JOINT VENTURE

Cyanco Company (“Cyanco”) is a 50/50 non-corporate joint venture between Winnemucca Chemicals, Inc., a wholly owned subsidiary of the Company, and Degussa Corporation, a wholly owned subsidiary of Degussa A.G., a German company (“Degussa”).  Cyanco is engaged in the manufacture and sale of liquid sodium cyanide.  The Company accounts for its investment in Cyanco using the equity method of accounting, with the book value of the investment recorded at an amount that approximates the balance of the Company’s capital account as reported in the financial statements of Cyanco.  Summarized financial information for Cyanco is as follows:

	Three Months Ended March 31,
	2005	2004

Revenues	$9,325,000	$8,120,000
Costs and expenses	7,937,000	6,392,000
Net income before taxes	1,388,000	1,728,000
Company’s equity in earnings	694,000	864,000

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

The reasons that Cyanco assumed it would supply a portion of the customer’s product through at least 2006 included the following:

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

In June 2005, Cyanco was informed that the customer would not renew the contract beyond 2005 for any of its requirements and recognized an additional impairment of intangible assets of $536,000 during the quarter ended June 30, 2005.  The Company’s share of the impairment loss reduced the Company’s equity in earnings of the joint venture by $268,000 in the quarter ended June 30, 2005.

NOTE 5.  COMMON STOCK

In March 2005, three members of the Company’s Board of Directors each exercised options to purchase 39,500 common shares of the Company, or a total of 118,500 shares, at an exercise price of $1.4375 per share for total consideration of $170,000.  As permitted by the option agreements, the consideration was paid through the directors’ surrender to the Company of 8,182 shares each, or a total of 24,546 shares, with a current market value of $170,000.  The net result was an increase in the number of common shares outstanding of 93,954 shares.  The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.

The Company recorded an increase to capital in excess of par value of $241,000 in March 2005 for the estimated income tax benefit of the exercise of the stock options.

In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.

During the three-month period ended March 31, 2004, the Company purchased and retired 375 shares of its common stock with a total cost basis to the Company of $2,000.

NOTE 6.  DIVIDENDS

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

NOTE 7.  INCOME TAXES

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

The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2004 and at March 31, 2005 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2005	December 31, 2004

Deferred tax assets:
Foreign income taxes and credit carryforwards	$3,391,000	$3,391,000
Other	23,000	44,000
Less valuation allowance	(2,443,000)	(2,443,000)

	971,000	992,000
Deferred tax liabilities – depreciation and amortization	(2,308,000)	(2,515,000)

	$(1,337,000)	$(1,523,000)

Due to uncertainties surrounding the realization of the benefit of certain foreign tax payments, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion in paragraph 17.e of SFAS No. 109.  Therefore, through March 31, 2005, the Company recorded a valuation allowance of $2,443,000 relating to the foreign income tax payments and accruals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

The Company’s corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  Through this audit process, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had been inaccurately presented in the Company’s consolidated financial statements for the years ended December 31, 2001 through 2004 and the quarterly periods ended March 31, 2005 and June 30, 2005, including both tax assets and liabilities reflected on the consolidated balance sheets and tax provisions reflected in the consolidated statements of operations.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  Correction of the errors affected the tax assets and liabilities and reduced retained earnings and net income over the four years ended December 31, 2004, and in the March 31, 2005 interim period.

The adjustments did not impact revenues and equity in earnings or operating expenses.  The cumulative effect of these income-tax related adjustments reduced retained earnings by $1,392,000 as of December 31, 2004 and $1,639,000 as of March 31, 2005.

Overview

The operations reported in the condensed consolidated statements of income for the three months ended March 31, 2005 and March 31, 2004 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three months ended March 31, 2005 and March 31, 2004 is presented in Note 4 to the Company’s condensed consolidated financial statements.

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

All of the Company’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  During 2004, Cyanco had sales to three customers representing 39%, 36% and 12% of total sales.  During June 2005, Cyanco was informed that the customer representing 12% of total sales in 2004 would not be renewing its contract beyond calendar year 2005.  See discussion below under “Impairment of Long-Lived Assets”.  A loss of another one or more of these customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, such losses of customers due to mine closures are not currently expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in periods of fluctuating market prices of gold.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements.  The Company’s significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements of Nevada Chemicals, Inc., included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, and, to a lesser extent, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.  Summarized below are our critical accounting policies:

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

Short-Term Investments - The Company’s current assets at March 31, 2005 were comprised primarily of cash and cash equivalents of $16,617,000.  Investments with scheduled original maturities of three months or less are recorded as cash equivalents.  Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at March 31, 2005.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of operations.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, substantiation of historical payments, projected income tax rates, expiration dates of tax carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  At December 31, 2004 and March 31, 2005, the Company had reduced its deferred tax assets by recording a valuation allowance of $2,443,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Results of Operations

Equity in earnings of Cyanco decreased $170,000, or 20%, to $694,000 in the three months ended March 31, 2005 compared to $864,000 in the three months ended March 31, 2004.  Cyanco revenues increased $1,205,000, or 15%, to $9,325,000 in the three months ended March 31, 2005 compared to $8,120,000 in the three months ended March 31, 2004.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco also realized a higher price per pound for sodium cyanide sold during the first quarter of 2005.  Cyanco’s costs and expenses increased $1,545,000, or 24%, to $7,937,000 in the three months ended March 31, 2005 compared to $6,392,000 in the three months ended March 31, 2004.  The increase in operating costs resulted primarily due to the higher volumes of product sold and the increase in the certain key raw material costs compared to last year.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco’s customers often lag the increases in the cost of raw materials by two to four months.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $340,000, or 20%, to $1,388,000 during the three months ended March 31, 2005 compared to $1,728,000 in the three months ended March 31, 2004.

Management fee income from Cyanco increased $18,000, or 15%, to $140,000 in the three months ended March 31, 2005 compared to $122,000 in the three months ended March 31, 2004 due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

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

In June 2005, Cyanco was informed that the customer would not renew the contract beyond 2005 for any of its requirements.  As a result, an additional impairment of intangible assets of $536,000 was recognized by Cyanco.  The Company’s share of the impairment loss reduced the Company’s equity in earnings of the joint venture by $268,000 in the quarter ended June 30, 2005.

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

The Company believes the amounts that it has accrued and included in its consolidated financial statements under accounts payable and accrued expenses at December 31, 2004 and at March 31, 2005 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

As previously discussed, the Company’s United States corporate income tax returns are currently under audit by the IRS.  The ultimate outcome of the IRS audit and the impact of the final tax audit results on the consolidated financial statements of the Company cannot be determined at this time.

Liquidity and Capital Resources

At March 31, 2005, the liabilities of the Company consisted of current liabilities of $4,395,000 and deferred income taxes of $1,337,000.  Current liabilities consisted of trade accounts payable of $18,000, dividends payable of $414,000 and accrued expenses (comprised primarily of accrued income taxes) of $3,963,000.  These current liabilities compare favorably to total current assets of $16,934,000 at March 31, 2005.  Current assets were comprised primarily of cash and cash equivalents of $16,617,000.

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

Net cash provided by operating activities for the three months ended March 31, 2005 was $53,000 compared to net cash used in operating activities of $(24,000) for the three months ended March 31, 2004.  This increase in net cash provided by operations is due primarily to the increase in net income in the first quarter of 2005 compared to the same period last year.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities for the three months ended March 31, 2005 was $1,000,000 compared to net cash provided by investing activities of $3,978,000 for the three months ended March 31, 2004.  Of the decrease from the prior year first quarter, $2,957,000 is attributable to the change in classification of the Company’s investments to cash and cash equivalents from short-term investments because of the overall reduction in the maturities of the short-term investments to 90 days or less.  During the three months ended March 31, 2005 and March 31, 2004, the Company received $1,000,000 in distributions from Cyanco.  In addition, in the three months ended March 31, 2004, the Company collected notes receivable of $21,000.

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

Forward Looking Statements

Within this quarterly report on Form 10-Q/A, including the discussion in this Item 2, there are forward-looking statements made in an effort to inform the reader of management’s expectation of future events.  These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results.  The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco’s customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, decisions made by Cyanco’s customers with respect to the use or sourcing of sodium cyanide used in their operations, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, and the continued availability of qualified technical and other professional employees of the Company and Cyanco.  The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks.  Consequently, the actual results could differ materially from those indicated in the statements made.

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

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

During the course of an audit of the Company’s tax return by the Internal Revenue Service, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had previously been inaccurately presented in the Company’s consolidated financial statements.  The errors commenced in fiscal 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations.  As a result, the Audit Committee of the Board of Directors of the Company determined that restatements were necessary for the consolidated financial statements as of December 31, 2004, and 2003, and each of the three years in the period ended December 31, 2004, and the subsequent interim fiscal periods of March 31, 2005 and June 30, 2005.  These restatements, as well as specific information regarding their impact on the consolidated financial statements, are discussed in Note 2 to the condensed consolidated financial statements.

In light of the restatements, management has concluded that, as of March 31, 2005, a material weakness in the Company’s control over financial reporting existed relating to the accounting for and disclosure of income taxes, which includes the review of the treatment of the payment and accrual of foreign income taxes for accounting purposes.  The systems in place to review the tax and accounting attributes associated with the payment and accrual of foreign income taxes were insufficient to detect the errors.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2005.  Based on this evaluation and as a result of material weaknesses in the internal control over financial reporting relating to accounting for the payment and accrual of foreign income taxes, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were not effective as of March 31, 2005.

Change in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the quarter ended March 31, 2005 that materially affected or were reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the discovery of the errors described above, however, the Company is in the process of improving the internal controls over financial reporting regarding the appropriate utilization and accounting for the payment and accrual of foreign income taxes in an effort to remediate the material weakness that existed in the internal control by establishing additional monitoring and review controls.  These additional controls include the engagement of a tax professional to perform a second review of all corporate income tax returns before they are filed and to consult with management of the Company on all significant United States and foreign income tax matters and their impact on the consolidated financial statements of the Company, including appropriate footnote discosures.  The Audit Committee of the Board of Directors will evaluate the service capabilities of all accounting and tax professionals on an ongoing basis.  In addition, the Chief Financial Officer of the Company will receive additional training in corporate income taxes.

PART II.  OTHER INFORMATION

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

In March 2005, three members of the Company’s Board of Directors each exercised options to purchase 39,500 common shares of the Company, or a total of 118,500 shares, at an exercise price of $1.4375 per share for total consideration of $170,000.  As permitted by the option agreements, the consideration was paid through the directors’ surrender to the Company of 8,182 shares each, or a total of 24,546 shares, with a current market value of $170,000.  The net result was an increase in the number of common shares outstanding of 93,954 shares.  The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.  The Company recorded an increase to capital in excess of par value of $241,000 in March 2005 for the estimated income tax benefit of the exercise of the stock options.

In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.  During the three-month periods ended March 31, 2005, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 6.  Exhibits and Reports on Form 8-K

1.                                       Exhibits

Exhibit 11 – Statement re: computation of per share earnings (included in notes to condensed consolidated financial statements)

Exhibit 31.1 – Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 32.2 – Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 99.1 – Press Release Dated May 2, 2005 (incorporated by reference to the initial filing)

2.                                       Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CHEMICALS, INC.
(Registrant)

December 12, 2005	/s/ John T. Day
(Date)	John T. Day, President (principal executive officer)

December 12, 2005	/s/ Dennis P. Gauger
(Date)	Dennis P. Gauger,
Chief Financial Officer (principal financial and accounting officer)