Form 10-Q/A
period 2005-06-30
NEVADA CHEMICALS INC
filed 2005-12-13
CIK 356342

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

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of August 15, 2005 was 6,901,406.

Explanatory Note

Nevada Chemicals, Inc. (the “Company”) is filing this amended Quarterly Report on Form 10-Q/A for the quarter ended June 30, 2005 to file restated condensed consolidated financial statements which contain adjustments to correct errors in reporting certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payment of foreign income taxes at June 30, 2005 and for the three months and six months then ended.  The Company has also amended Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, and Item 4, “Controls and Procedures”, and has made certain other updating changes and included updated management certifications.  The report for the quarter ended June 30, 2005, as amended, is set forth in its entirety below.

Nevada Chemicals, Inc.

Form 10-Q/A

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(Restated)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,474,000	$15,972,000
Receivables	101,000	76,000
Prepaid expenses	40,000	30,000
Current portion of notes receivable	186,000	186,000

Total current assets	16,801,000	16,264,000

Investment in joint venture	9,807,000	10,547,000
Other assets	243,000	250,000

	$26,851,000	$27,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$4,031,000	$4,184,000

Deferred income taxes	1,222,000	1,523,000

Total liabilities	5,253,000	5,707,000

Stockholders’ equity:
Common stock	7,000	7,000
Capital in excess of par value	3,751,000	3,510,000
Retained earnings	17,840,000	17,837,000

Total stockholders’ equity	21,598,000	21,354,000

	$26,851,000	$27,061,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(Restated)

	Three Months Ended June 30,
	2005	2004

Revenues and equity in earnings:
Management fee from joint venture	$156,000	$129,000
Equity in earnings of joint venture	566,000	991,000

Total	722,000	1,120,000

General and administrative expenses	249,000	185,000

Operating income	473,000	935,000

Investment and other income	114,000	19,000

Income before provision for income taxes	587,000	954,000

Provision for income taxes	192,000	321,000

Net income	$395,000	$633,000

Earnings per common share:
Basic	$0.06	$0.09

Diluted	$0.06	$0.09

Weighted average number of shares outstanding:
Basic	6,901,000	6,808,000

Diluted	6,975,000	6,961,000

Dividends declared per common share	$0.07	$0.06

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

(Restated)

	Six Months Ended June 30,
	2005	2004

Revenues and equity in earnings:
Management fee from joint venture	$295,000	$251,000
Equity in earnings of joint venture	1,260,000	1,855,000

Total	1,555,000	2,106,000

General and administrative expenses	423,000	380,000

Operating income	1,132,000	1,726,000

Investment and other income	207,000	67,000

Income before provision for income taxes	1,339,000	1,793,000

Provision for income taxes	439,000	597,000

Net income	$900,000	$1,196,000

Earnings per common share:
Basic	$0.13	$0.18

Diluted	$0.13	$0.17

Weighted average number of shares outstanding:
Basic	6,859,000	6,808,000

Diluted	6,932,000	6,962,000

Dividends declared per common share	$0.13	$0.11

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(Restated)

	Six Months Ended June 30,
	2005	2004

Cash flows from operating activities:
Net income	$900,000	$1,196,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,000	6,000
Equity in earnings of joint venture	(1,260,000)	(1,855,000)
Deferred income taxes	(301,000)	(233,000)
Changes in operating assets and liabilities:
Receivables	(25,000)	(13,000)
Prepaid expenses	(10,000)	40,000
Other assets	6,000	—
Accounts payable and accrued expenses	496,000	662,000

Net cash used in operating activities	(193,000)	(197,000)

Cash flows from investing activities:
Distributions from joint venture	2,000,000	2,000,000
Net sales of short-term investments	—	4,515,000
Payments of notes receivable	—	21,000

Net cash provided by investing activities	2,000,000	6,536,000

Cash flows from financing activities:
Payment of dividends	(1,305,000)	(681,000)
Purchase and retirement of treasury stock	—	(2,000)

Net cash used in financing activities	(1,305,000)	(683,000)

Net increase in cash	502,000	5,656,000

Cash and cash equivalents, beginning of period	15,972,000	6,424,000

Cash and cash equivalents, end of period	$16,474,000	$12,080,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim financial information of Nevada Chemicals, Inc. (the “Company”) as of June 30, 2005 and for the three-month and six-month periods ended June 30, 2005 and June 30, 2004 included herein is unaudited, and the balance sheet as of December 31, 2004 is derived from audited financial statements.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements.  Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements.  Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.  These adjustments are of a normal recurring nature.

The results of operations for the three-month and six-month periods ended June 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

NOTE 2.  RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  Through this audit process, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had been inaccurately presented in the Company’s consolidated financial statements for the years ended December 31, 2001 through 2004 and the three months and six months ended June 30, 2005, including both tax assets and liabilities reflected on the consolidated balance sheets and tax provisions reflected in the consolidated statements of income.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  Correction of the errors affected the tax assets and liabilities and reduced retained earnings and net income over the four years ended December 31, 2004, and in the March 31 and June 30, 2005 interim periods.

The adjustments did not impact revenues and equity in earnings or operating expenses.  The cumulative effect of these income-tax related adjustments reduced retained earnings by $1,392,000 as of December 31, 2004 and by $1,828,000 as of June 30, 2005, and impacted the condensed consolidated financial statements as follows:

Condensed Consolidated Balance Sheets

June 30, 2005

	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$16,474,000	$—	$16,474,000
Receivables	101,000	—	101,000
Prepaid expenses	740,000	(700,000)	40,000
Current portion of notes receivable	186,000	—	186,000

Total current assets	17,501,000	(700,000)	16,801,000

Investment in joint venture	9,807,000	—	9,807,000
Other assets	243,000	—	243,000

	$27,551,000	$(700,000)	$26,851,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$1,781,000	$2,250,000	$4,031,000

Deferred income taxes	2,344,000	(1,122,000)	1,222,000

Total liabilities	4,125,000	1,128,000	5,253,000

Stockholders’ equity:
Common stock	7,000	—	7,000
Capital in excess of par value	3,751,000	—	3,751,000
Retained earnings	19,668,000	(1,828,000)	17,840,000

Total stockholders’ equity	23,426,000	(1,828,000)	21,598,000

	$27,551,000	$(700,000)	$26,851,000

December 31, 2004

	As Previously Reported	Adjustments	As Restated
ASSETS

Current assets:
Cash and cash equivalents	$15,972,000	$—	$15,972,000
Receivables	76,000	—	76,000
Prepaid expenses	730,000	(700,000)	30,000
Current portion of notes receivable	186,000	—	186,000

Total current assets	16,964,000	(700,000)	16,264,000

Investment in joint venture	10,547,000	—	10,547,000
Property and equipment, net	12,000	—	12,000
Other assets	238,000	—	238,000

	$27,761,000	$(700,000)	$27,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$2,430,000	$1,754,000	$4,184,000

Deferred income taxes	2,585,000	(1,062,000)	1,523,000

Total liabilities	5,015,000	692,000	5,707,000

Stockholders’ equity:
Common stock	7,000	—	7,000
Capital in excess of par value	3,510,000	—	3,510,000
Retained earnings	19,229,000	(1,392,000)	17,837,000

Total stockholders’ equity	22,746,000	(1,392,000)	21,354,000

	$27,761,000	$(700,000)	$27,061,000

Condensed Consolidated Statements of Income

Three Months Ended June 30, 2005

	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$156,000	$—	$156,000
Equity in earnings of joint venture	566,000	—	566,000

Total	722,000	—	722,000

General and administrative expenses	249,000	—	249,000

Operating income	473,000	—	473,000

Investment and other income	114,000	—	114,000

Income before provision for income taxes	587,000	—	587,000

Provision for income taxes	3,000	189,000	192,000

Net income	$584,000	$(189,000)	$395,000

Earnings per common share:
Basic	$0.08	$(0.02)	$0.06
Diluted	$0.08	$(0.02)	$0.06

Weighted average number of shares outstanding:
Basic	6,901,000	—	6,901,000
Diluted	6,975,000	—	6,975,000

Three Months Ended June 30, 2004

	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$129,000	$—	$129,000
Equity in earnings of joint venture	991,000	—	991,000

Total	1,120,000	—	1,120,000

General and administrative expenses	185,000	—	185,000

Operating income	935,000	—	935,000

Investment and other income	19,000	—	19,000

Income before provision for income taxes	954,000	—	954,000

Provision for income taxes	334,000	(13,000)	321,000

Net income	$620,000	$13,000	$633,000

Earnings per common share:
Basic	$0.09	$—	$0.09
Diluted	$0.09	$—	$0.09

Weighted average number of shares outstanding:
Basic	6,808,000	—	6,808,000
Diluted	6,961,000	—	6,961,000

Six Months Ended June 30, 2005

	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$295,000	$—	$295,000
Equity in earnings of joint venture	1,260,000	—	1,260,000

Total	1,555,000	—	1,555,000

General and administrative expenses	423,000	—	423,000

Operating income	1,132,000	—	1,132,000

Investment and other income	207,000	—	207,000

Income before provision for income taxes	1,339,000	—	1,339,000

Provision for income taxes	3,000	436,000	439,000

Net income	$1,336,000	$(436,000)	$900,000

Earnings per common share:
Basic	$0.19	$(0.06)	$0.13
Diluted	$0.19	$(0.06)	$0.13

Weighted average number of shares outstanding:
Basic	6,859,000	—	6,859,000
Diluted	6,932,000	—	6,932,000

Six Months Ended June 30, 2004

	As Previously Reported	Adjustments	As Restated

Revenues and equity in earnings:
Management fee from joint venture	$251,000	$—	$251,000
Equity in earnings of joint venture	1,855,000	—	1,855,000

Total	2,106,000	—	2,106,000

General and administrative expenses	380,000	—	380,000

Operating income	1,726,000	—	1,726,000

Investment and other income	67,000	—	67,000

Income before provision for income taxes	1,793,000	—	1,793,000

Provision for income taxes	628,000	(31,000)	597,000

Net income	$1,165,000	$31,000	$1,196,000

Earnings per common share:
Basic	$0.17	$0.01	$0.18
Diluted	$0.17	$—	$0.17

Weighted average number of shares outstanding:
Basic	6,808,000	—	6,808,000
Diluted	6,962,000	—	6,962,000

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Short-Term Investments – Investments with scheduled original maturities greater than three months but not greater than one year are recorded as short-term investments.  The short-term investments are recorded at fair value with net unrealized gains or losses reported within stockholders’ equity.  Realized gains and losses are included in the statements of income.  The Company had no short-term investments at June 30, 2005 and December 31, 2004.

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004
Weighted average number of shares outstanding – basic	6,901,000	6,808,000	6,859,000	6,808,000
Dilutive effect of stock options	74,000	153,000	73,000	154,000

Weighted average number of shares outstanding – diluted	6,975,000	6,961,000	6,932,000	6,962,000

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

	Three Months Ended June 30		Six Months Ended June 30
	2005	2004	2005	2004

Revenues	$10,363,000	$8,592,000	$19,688,000	$16,712,000
Costs and expenses	9,231,000	6,610,000	17,168,000	13,002,000
Net income before taxes	1,132,000	1,982,000	2,520,000	3,710,000
Company’s equity in earnings	566,000	991,000	1,260,000	1,855,000

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

NOTE 6.  DIVIDENDS

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

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2005	December 31, 2004

Deferred tax assets:
Foreign income taxes and credit carryforwards	$3,391,000	$3,391,000
Other	23,000	44,000
Less valuation allowance	(2,443,000)	(2,443,000)

	971,000	992,000
Deferred tax liabilities – depreciation and amortization	(2,193,000)	(2,515,000)

	$(1,222,000)	$(1,523,000)

Due to uncertainties surrounding the realization of the benefit of certain foreign tax payments, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion in paragraph 17.e of SFAS No. 109.  Therefore, through June 30, 2005, the Company recorded a valuation allowance of $2,443,000 relating to the foreign income tax payments and accruals.

NOTE 8.  RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB has issued FAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The Company anticipates adopting FAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

The Company’s corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  Through this audit process, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had been inaccurately presented in the Company’s consolidated financial statements for the years ended December 31, 2001 through 2004 and the quarterly periods ended March 31, 2005 and June 30, 2005, including both tax assets and liabilities reflected on the consolidated balance sheets and tax provisions reflected in the consolidated statements of operations.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  Correction of the errors affected the tax assets and liabilities and reduced retained earnings and net income over the four years ended December 31, 2004, and in the March 31 and June 30, 2005 interim periods.

The adjustments did not impact revenues and equity in earnings or operating expenses.  The cumulative effect of these income-tax related adjustments reduced retained earnings by $1,392,000 as of December 31, 2004 and $1,828,000 as of June 30, 2005.

Overview

The operations reported in the condensed consolidated statements of income for the three and six months ended June 30, 2005 and June 30, 2004 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three and six months ended June 30, 2005 and June 30, 2004 is presented in Note 4 to the Company’s condensed consolidated financial statements.

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

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with accounting principles generally accepted in the United States requires management to make judgments, estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements.  The Company’s significant accounting policies are summarized in Note 1 to the Consolidated Financial Statements of Nevada Chemicals, Inc., included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2004, and, to a lesser extent, in the Notes to Condensed Consolidated Financial Statements included in this Quarterly Report on Form 10-Q/A.  Summarized below are our critical accounting policies:

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

Short-Term Investments - The Company’s current assets at June 30, 2005 were comprised primarily of cash and cash equivalents of $16,474,000.  Investments with scheduled original maturities of three months or less are recorded as cash equivalents.  Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at June 30, 2005.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of operations.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

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

Results of Operations

Three Months Ended June 30, 2005

The Company’s equity in the earnings of Cyanco decreased $425,000, or 43%, to $566,000 in the three months ended June 30, 2005 compared to $991,000 in the three months ended June 30, 2004.  The decrease in Cyanco’s earnings in the current quarter is attributable to two primary factors:  1) an impairment loss of $536,000 reported by Cyanco in the three months ended June 30, 2005 (the Company’s share of the impairment loss was $268,000) as more fully discussed below; and 2) increases in operating costs and expenses, primarily the cost of raw materials, incurred by Cyanco.

Cyanco revenues increased $1,771,000, or 21%, to $10,363,000 in the three months ended June 30, 2005 compared to $8,592,000 in the three months ended June 30, 2004.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco also realized a higher price per pound for sodium cyanide sold during the second quarter of 2005.  Cyanco’s costs and expenses increased $2,621,000, or 40%, to $9,231,000 in the three months ended June 30, 2005 compared to $6,610,000 in the three months ended June 30, 2004.  In addition to the impairment loss of $536,000, the increase in operating costs was primarily due to the higher volumes of product sold and the increase in the cost of certain key raw materials compared to last year.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco’s customers often lag the increases in the cost of raw materials by two to four months.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $850,000, or 43%, to $1,132,000 during the three months ended June 30, 2005 compared to $1,982,000 in the three months ended June 30, 2004.

Management fee income from Cyanco increased $27,000, or 21%, to $156,000 in the three months ended June 30, 2005 compared to $129,000 in the three months ended June 30, 2004 due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $95,000, or 500%, to $114,000 in the three months ended June 30, 2005 compared to $19,000 in the three months ended June 30, 2004.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the periods and to more favorable rates realized on these balances during the current year.

General and administrative expenses increased $64,000, or 35%, to $249,000 in the three months ended June 30, 2005 compared to $185,000 in the three months ended June 30, 2004.  This increase is due primarily to increases in professional fees and other expenses related to income tax audits and the dispute with the Company’s Cyanco joint venture partner (see the discussion under Part II, Item 1, Legal Proceedings).

Six Months Ended June 30, 2005

The Company’s equity in the earnings of Cyanco decreased $595,000, or 32%, to $1,260,000 in the six months ended June 30, 2005 compared to $1,855,000 in the six months ended June 30, 2004.  The decrease in Cyanco’s earnings in the first six months of 2005 is attributable to two primary factors:  1) an impairment loss of $536,000 reported by Cyanco in the three months ended June 30, 2005 (the Company’s share of the impairment loss was $268,000) as more fully discussed below; and 2) increases in operating costs and expenses, primarily the cost of raw materials, incurred by Cyanco.

Cyanco revenues increased $2,976,000, or 18%, to $19,688,000 in the six months ended June 30, 2005 compared to $16,712,000 in the six months ended June 30, 2004.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco also realized a higher price per pound for sodium cyanide sold during the first six months of 2005.  Cyanco’s costs and expenses increased $4,166,000, or 32%, to $17,168,000 in the six months ended June 30, 2005 compared to $13,002,000 in the six months ended June 30, 2004.  In addition to the impairment loss of $536,000, the increase in operating costs was primarily due to the higher volumes of product sold and the increase in increases in the cost of certain key raw materials compared to last year.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco’s customers often lag the increases in the cost of raw materials by two to four months.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $1,190,000, or 32%, to $2,520,000 during the six months ended June 30, 2005 compared to $3,710,000 in the six months ended June 30, 2004.

Management fee income from Cyanco increased $44,000, or 18%, to $295,000 in the six months ended June 30, 2005 compared to $251,000 in the six months ended June 30, 2004 due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $140,000, or 209%, to $207,000 in the six months ended June 30, 2005 compared to $67,000 in the six months ended June 30, 2004.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the periods and to more favorable rates realized on these balances during the current year.

General and administrative expenses increased $43,000, or 11%, to $423,000 in the six months ended June 30, 2005 compared to $380,000 in the six months ended June 30, 2004.  This increase is due primarily to increases in professional fees and other expenses related to income tax audits and the dispute with the Company’s Cyanco joint venture partner.

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

In June 2005, Cyanco was informed that the customer would not renew the contract beyond 2005 for any of its requirements.  Cyanco completed an impairment analysis of its intangible assets as of June 30, 2005 using projected discounted cash flows, eliminating all projected future cash flows from this customer subsequent to 2005.  The result was an impairment loss recorded by Cyanco in the second quarter of 2005 of $536,000.  The Company’s share of the impairment loss reduced the Company’s equity in earnings of joint venture by $268,000 in the quarter ended June 30, 2005.

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

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and the audit has progressed to the appeals level.  The timing of the appeals process is currently uncertain.

The Company believes the amounts that it has accrued and included in its consolidated financial statements under accounts payable and accrued expenses at December 31, 2004 and at June 30, 2005 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  During the first and second quarters of 2005, the Company made payments to CCRA totaling $562,000 related to the audit assessments.

As previously discussed, the Company’s United States corporate income tax returns are currently under audit by the IRS.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

Liquidity and Capital Resources

At June 30, 2005, the liabilities of the Company consisted of current liabilities of $4,031,000 and deferred income taxes of $1,222,000.  Current liabilities consisted of trade accounts payable of $28,000 and accrued expenses (comprised primarily of accrued foreign income taxes) of $4,003,000.  These current liabilities compare favorably to total current assets of $16,801,000 at June 30, 2005.  Current assets were comprised primarily of cash and cash equivalents of $16,474,000.

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

Net cash provided by investing activities for the six months ended June 30, 2005 was $2,000,000 compared to net cash provided by investing activities of $6,536,000 for the six months ended June 30, 2004.  Of the decrease from the first six months of the prior year, $4,515,000 is attributable to the change in classification of the Company’s investments to cash and cash equivalents from short-term investments because of the overall reduction in the maturities of the short-term investments to 90 days or less.  During the six months ended June 30, 2005 and June 30, 2004, the Company received $2,000,000 in distributions from Cyanco.  In addition, in the six months ended June 30, 2004, the Company collected notes receivable of $21,000.

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

Forward Looking Statements

Within this quarterly report on Form 10-Q/A there are forward-looking statements made in an effort to inform the reader of management’s expectation of future events.  These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results.  The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco’s customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco, decisions made by Cyanco’s customers with respect to the use or sourcing of sodium cyanide used in their operations, changes in world supply and demand for commodities, particularly gold, political, environmental, regulatory, economic and financial risks, major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically, competition, the continued availability of qualified technical and other professional employees of the Company and Cyanco and the final results of income tax audits in the United States and Canada.  The Company believes it is taking appropriate actions in order to address these and other factors previously disclosed; however, some of the risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks.  Consequently, the actual results could differ materially from those indicated in the statements made.

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

In light of the restatements, management has concluded that, as of June 30, 2005, a material weakness in the Company’s internal control over financial reporting existed relating to the accounting for and disclosure of income taxes, which includes the review of the treatment of the payment and accrual of foreign income taxes for accounting purposes.  The systems in place to review the tax and accounting attributes associated with the payment and accrual of foreign income taxes were insufficient to detect the errors.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2005.  Based on this evaluation and as a result of material weaknesses in the internal control over financial reporting relating to accounting for the payment and accrual of foreign income taxes, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were not effective as of June 30, 2005.

Change in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the quarter ended June 30, 2005 that materially affected or were reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the discovery of the errors described above, however, the Company is in the process of improving the internal controls over financial reporting regarding the appropriate utilization and accounting for the payment and accrual of foreign income taxes in an effort to remediate the material weakness that existed in the internal control by establishing additional monitoring and review controls.  These additional controls include the engagement of a tax professional to perform a second review of all corporate income tax returns before they are filed and to consult with management of the Company on all significant United States and foreign income tax matters and their impact on the consolidated financial statements of the Company, including appropriate footnote discosures.  The Audit Committee of the Board of Directors will evaluate the service capabilities of all accounting and tax professionals on an ongoing basis.  In addition, the Chief Financial Officer of the Company will receive additional training in corporate income taxes.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

As discussed previously, Cyanco is a non-corporate joint venture that is owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa Corporation (Degussa).  The Joint Venture Agreement provides that each joint venture partner has a first right of refusal to purchase the other partner’s interest in the event the other partner transfers its interest in the joint venture to a third party.

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

Item 4.  Submission of Matters to a Vote of Security Holders

On May 3, 2005, the annual meeting of shareholders was held.  The shareholders voted, either in person or by proxy, to elect five directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified, and to ratify the appointment of Tanner LC to be the Company’s independent public accountants for the year ending December 31, 2005.  The directors elected were E. Bryan Bagley, M. Garfield Cook, Dr. John T. Day, Nathan L. Wade, and James E. Solomon.  The results of the shareholder vote were as follows:

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

Exhibit 31.1 – Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 32.2 – Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 99.1 – Press Release Dated August 15, 2005 (incorporated by reference to the initial filing)

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