Form 10-Q
period 2005-09-30
NEVADA CHEMICALS INC
filed 2005-12-13
CIK 356342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐  No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of December 12, 2005 was 6,901,406.

Nevada Chemicals, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Balance Sheets

(Unaudited)

	September 30, 2005	December 31, 2004
		(Restated)
ASSETS
Current assets:
Cash and cash equivalents	$17,049,000	$15,972,000
Receivables	80,000	76,000
Prepaid expenses	25,000	30,000
Current portion of notes receivable	—	186,000

Total current assets	17,154,000	16,264,000

Investment in joint venture	9,576,000	10,547,000
Other assets	217,000	250,000

	$26,947,000	$27,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$4,135,000	$4,184,000

Deferred income taxes	1,106,000	1,523,000

Total liabilities	5,241,000	5,707,000

Stockholders’ equity:
Common stock	7,000	7,000
Capital in excess of par value	3,751,000	3,510,000
Retained earnings	17,948,000	17,837,000

Total stockholders’ equity	21,706,000	21,354,000

	$26,947,000	$27,061,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2005	2004
		(Restated)

Revenues and equity in earnings:
Management fee from joint venture	$170,000	$148,000
Equity in earnings of joint venture	769,000	1,085,000

Total	939,000	1,233,000

General and administrative expenses	202,000	145,000

Operating income	737,000	1,088,000

Investment and other income	143,000	50,000

Income before provision for income taxes	880,000	1,138,000

Provision for income taxes	288,000	383,000

Net income	$592,000	$755,000

Earnings per common share:
Basic	$0.09	$0.11

Diluted	$0.08	$0.11

Weighted average number of shares outstanding:
Basic	6,901,000	6,807,000

Diluted	6,975,000	6,969,000

Dividends declared per common share	$0.07	$0.06

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)

Revenues and equity in earnings:
Management fee from joint venture	$465,000	$398,000
Equity in earnings of joint venture	2,029,000	2,940,000

Total	2,494,000	3,338,000

General and administrative expenses	625,000	525,000

Operating income	1,869,000	2,813,000

Investment and other income	350,000	118,000

Income before provision for income taxes	2,219,000	2,931,000

Provision for income taxes	727,000	980,000

Net income	$1,492,000	$1,951,000

Earnings per common share:
Basic	$0.22	$0.29

Diluted	$0.21	$0.28

Weighted average number of shares outstanding:
Basic	6,873,000	6,808,000

Diluted	6,947,000	6,964,000

Dividends declared per common share	$0.20	$0.17

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
		(Restated)

Cash flows from operating activities:
Net income	$1,492,000	$1,951,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	2,000	9,000
Equity in earnings of joint venture	(2,029,000)	(2,940,000)
Deferred income taxes	(417,000)	(353,000)
Changes in operating assets and liabilities:
Receivables	(4,000)	39,000
Prepaid expenses	5,000	54,000
Other assets	31,000	—
Accounts payable and accrued expenses	116,000	1,125,000

Net cash used in operating activities	(804,000)	(115,000)

Cash flows from investing activities:
Distributions from joint venture	3,000,000	4,000,000
Net sales of short-term investments	—	5,016,000
Payments of notes receivable	186,000	221,000

Net cash provided by investing activities	3,186,000	9,237,000

Cash flows from financing activities:
Payment of dividends	(1,305,000)	(1,089,000)
Purchase and retirement of treasury stock	—	(2,000)

Net cash used in financing activities	(1,305,000)	(1,091,000)

Net increase in cash	1,077,000	8,031,000

Cash and cash equivalents, beginning of period	15,972,000	6,424,000

Cash and cash equivalents, end of period	$17,049,000	$14,455,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.  BASIS OF PRESENTATION

The interim financial information of Nevada Chemicals, Inc. (the “Company”) as of September 30, 2005 and for the three-month and nine-month periods ended September 30, 2005 and September 30, 2004 included herein is unaudited, and the balance sheet as of December 31, 2004 is derived from audited financial statements.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements.  Accordingly, they do not include all of the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements.  Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.  These adjustments are of a normal recurring nature.

The results of operations for the three-month and nine-month periods ended September 30, 2005 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

NOTE 2.  RESTATEMENT OF CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

The Company’s corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  Through this audit process, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had been inaccurately presented in the Company’s consolidated financial statements for the years ended December 31, 2001 through 2004 and the quarters ended March 31 and June 30, 2005, including both tax assets and liabilities reflected on the consolidated balance sheets and tax provisions reflected in the consolidated statements of income.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  Correction of the errors affected the tax assets and liabilities and reduced retained earnings and net income over the four years in the period ended December 31, 2004, and in the March 31 and June 30, 2005 interim periods.

The adjustments did not impact revenues and equity in earnings or operating expenses.  The cumulative effect of these income-tax related adjustments reduced retained earnings by $1,392,000 as of December 31, 2004 and by $1,828,000 as of June 30, 2005.

NOTE 3.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – For purposes of the statement of cash flows, cash includes all cash and investments with original maturities to the Company of three months or less.

Short-Term Investments – Investments with scheduled original maturities greater than three months but not greater than one year are recorded as short-term investments.  The short-term investments are recorded at fair value with net unrealized gains or losses reported within stockholders’ equity.  Realized gains and losses are included in the statements of income.  The Company had no short-term investments at September 30, 2005 and December 31, 2004.

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

                The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted average number of shares outstanding – basic	6,901,000	6,807,000	6,873,000	6,808,000
Dilutive effect of stock options	74,000	162,000	74,000	156,000

Weighted average number of shares outstanding – diluted	6,975,000	6,969,000	6,947,000	6,964,000

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004

Revenues	$11,319,000	$9,827,000	$31,007,000	$26,539,000
Costs and expenses	9,780,000	7,657,000	26,948,000	20,659,000
Net income before taxes	1,539,000	2,170,000	4,059,000	5,880,000
Company’s equity in earnings	769,000	1,085,000	2,029,000	2,940,000

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

In addition, Cyanco has accelerated the amortization of the intangible assets related to this contract so that these assets will be fully amortized by the end of the contract on December 31, 2005.  This has resulted in additional amortization expense to Cyanco, resulting in further reduction in the Company’s equity in earnings of the joint venture.

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

During the nine-month period ended June 30, 2004, the Company purchased and retired 375 shares of its common stock with a total cost basis to the Company of $2,000.  During the three-month and nine-month periods ended September 30, 2005, the Company did not purchase any shares of its common stock under the repurchase plan.

NOTE 6.  DIVIDENDS

In September 2005, the Company declared a cash dividend of $0.07 per share on a total of 6,901,406 outstanding common shares of record as of September 30, 2005, payable on October 14, 2005.  As of September 30, 2005, dividends payable of approximately $483,000 were included in accounts payable and accrued expenses in the accompanying, condensed, consolidated balance sheet.

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

The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2004 and at September 30, 2005 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  During 2005, the Company made payments to CCRA totaling $562,000 related to the audit assessments.

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2005	December 31, 2004

Deferred tax assets:
Foreign tax payments and credit carryforwards	$3,391,000	$3,391,000
Other	23,000	44,000
Less valuation allowance	(2,443,000)	(2,443,000)

	971,000	992,000
Deferred tax liabilities – depreciation and amortization	(2,077,000)	(2,515,000)

	$(1,106,000)	$(1,523,000)

Due to uncertainties surrounding the realization of the benefit of certain foreign tax payments, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion in paragraph 17.e of SFAS No. 109.  Therefore, through September 30, 2005, the Company recorded a valuation allowance $2,443,000 relating to the foreign income tax payments.

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

The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, Statement 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  Statement 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The Company anticipates adopting FAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial condition or results of operations.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Restatement of Consolidated Financial Statements

The Company’s corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  Through this audit process, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had been inaccurately presented in the Company’s consolidated financial statements for the years ended December 31, 2001 through 2004 and the quarterly periods ended March 31, 2005 and June 30, 2005, including both tax assets and liabilities reflected on the consolidated balance sheets and tax provisions reflected in the consolidated statements of operations.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  Correction of the errors affected the tax assets and liabilities and reduced retained earnings and net income over the four years in the period ended December 31, 2004, and in the March 31 and June 30, 2005 interim periods.

The adjustments did not impact revenues and equity in earnings or operating expenses.  The cumulative effect of these income-tax related adjustments reduced retained earnings by $1,392,000 as of December 31, 2004 and $1,828,000 as of June 30, 2005.

Overview

The operations reported in the condensed consolidated statements of income for the three and nine months ended September 30, 2005 and 2004 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three and nine months ended September 30, 2005 is presented in Note 4 to the Company’s condensed consolidated financial statements.

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

All of the Company’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  During 2004, Cyanco had sales to three customers representing 39%, 36% and 12% of total sales.  During June 2005, Cyanco was informed that the customer representing 12% of total sales in 2004 would not be renewing its contract beyond calendar year 2005.  See discussion below under “Impairment of Long-Lived Assets”.  A loss of another one or more of these customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, such losses of customers due to mine closures for reasons other than exhaustion of the mineral ore are not currently expected to occur, since these customers have lower than average operating costs to produce gold, which should allow them to continue producing gold in periods of fluctuating market prices of gold.

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

Short-Term Investments - The Company’s current assets at September 30, 2005 were comprised primarily of cash and cash equivalents of $17,049,000.  Investments with scheduled original maturities of three months or less are recorded as cash equivalents.  Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at September 30, 2005.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of operations.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, substantiation of historical payments, projected income tax rates, expiration dates of tax carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  At December 31, 2004 and September 30, 2005, the Company had reduced its deferred tax assets by recording a valuation allowance of $2,443,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Results of Operations

Three Months Ended September 30, 2005

The Company’s equity in the earnings of Cyanco decreased $316,000, or 29%, to $769,000 in the three months ended June 30, 2005 compared to $1,085,000 in the three months ended September 30, 2004.  The decrease in Cyanco’s earnings in the current quarter is attributable to increases in operating costs and expenses, primarily the cost of raw materials, incurred by Cyanco.

Cyanco revenues increased $1,492,000, or 15%, to $11,319,000 in the three months ended September 30, 2005 compared to $9,827,000 in the three months ended September 30, 2004.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco also realized a higher price per pound for sodium cyanide sold during the third quarter of 2005 as compared to the prior year.  Cyanco’s costs and expenses increased $2,123,000, or 28%, to $9,780,000 in the three months ended September 30, 2005 compared to $7,657,000 in the three months ended September 30, 2004.  The increase in operating costs was primarily due to the higher volumes of product sold and the increase in the cost of certain key raw materials compared to last year used to the prior quarter this year.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco’s customers often lag the increases in the cost of raw materials by two to four months.  Similarly, as the raw material prices decrease, Cyanco passes the decreases on to its customers with a two to four month lag.  In addition, Cyanco has accelerated the amortization of the intangible assets related to a terminated contract so that these assets will be fully amortized by the end of the contract on December 31, 2005.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $631,000, or 29%, to $1,539,000 during the three months ended September 30, 2005 compared to $2,170,000 in the three months ended September 30, 2004.

Management fee income from Cyanco increased $22,000, or 15%, to $170,000 in the three months ended September 30, 2005 compared to $148,000 in the three months ended September 30, 2004 due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $93,000, or 186%, to $143,000 in the three months ended September 30, 2005 compared to $50,000 in the three months ended September 30, 2004.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the 2005 period and to more favorable rates realized on these balances during the current year.

General and administrative expenses increased $57,000, or 39%, to $202,000 in the three months ended September 30, 2005 compared to $145,000 in the three months ended September 30, 2004.  This increase is due primarily to increases in professional fees and other expenses related to income tax audits and the dispute with the Company’s Cyanco joint venture partner (see the discussion under Part II, Item 1, Legal Proceedings).

Nine Months Ended September 30, 2005

The Company’s equity in the earnings of Cyanco decreased $911,000, or 31%, to $2,029,000 in the nine months ended September 30, 2005 compared to $2,940,000 in the nine months ended September 30, 2004.  The decrease in Cyanco’s earnings in the first nine months of 2005 is attributable to two primary factors:  1) an impairment loss of $536,000 reported by Cyanco in the three months ended June 30, 2005 (the Company’s share of the impairment loss was $268,000) as more fully discussed below; and 2) increases in operating costs and expenses, primarily the cost of raw materials, incurred by Cyanco.

Cyanco revenues increased $4,468,000, or 17%, to $31,007,000 in the nine months ended September 30, 2005 compared to $26,539,000 in the nine months ended September 30, 2004.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco also realized a higher price per pound for sodium cyanide sold during the first nine months of 2005.  Cyanco’s costs and expenses increased $6,289,000, or 30%, to $26,948,000 in the nine months ended September 30, 2005 compared to $20,659,000 in the nine months ended September 30, 2004.  In addition to the impairment loss of $536,000, the increase in operating costs was primarily due to the higher volumes of product sold and the increase in the cost of certain key raw materials compared to last year.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco’s customers often lag the increases in the cost of raw materials by two to four months.  Similarly, as the raw material prices decrease, Cyanco passes the decreases on to its customers with a two to four month lag.  In addition, Cyanco has accelerated the amortization of the intangible assets related to a terminated contract so that these assets will be fully amortized by the end of the contract on December 31, 2005.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $1,821,000, or 31%, to $4,059,000 during the nine months ended September 30, 2005 compared to $5,880,000 in the nine months ended September 30, 2004.

Management fee income from Cyanco increased $67,000, or 17%, to $465,000 in the nine months ended September 30, 2005 compared to $398,000 in the nine months ended September 30, 2004 due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $232,000, or 197%, to $350,000 in the nine months ended September 30, 2005 compared to $118,000 in the nine months ended September 30, 2004.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the 2005 period and to more favorable rates realized on these balances during the current year.

General and administrative expenses increased $100,000, or 19%, to $625,000 in the nine months ended September 30, 2005 compared to $525,000 in the nine months ended September 30, 2004.  This increase is due to increases in professional fees and other expenses related to income tax audits, the dispute with the Company’s Cyanco joint venture partner and Sarbanes – Oxley Act compliance activities.  In addition, general and administrative expenses for the nine months ended September 30, 2004 were reduced by $20,000 due to the collection of a bad debt.

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

In June 2005, Cyanco was informed that the customer would not renew the contract beyond 2005 for any of its requirements.  Cyanco completed an impairment analysis of its intangible assets as of June 30, 2005 using projected discounted cash flows, eliminating all projected future cash flows from this customer subsequent to 2005.  The result was an impairment loss recorded by Cyanco in the second quarter of 2005 of $536,000.  The Company’s share of the impairment loss reduced the Company’s equity in earnings of joint venture by $268,000 in the quarter ended June 30, 2005.  In addition, Cyanco has accelerated the amortization of the intangible assets related to this contract so that these assets will be fully amortized by the end of the contract on December 31, 2005.  This has resulted in additional amortization expense to Cyanco, resulting in further reduction in the Company’s equity in earnings of the joint venture in the third quarter of 2005.  This increased amortization expense will also adversely affect Cyanco’s earnings in the fourth quarter of 2005.

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

The Company believes the amounts that it has accrued and included in its consolidated financial statements under accounts payable and accrued expenses at December 31, 2004 and at September 30, 2005 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  During 2005, the Company made payments to CCRA totaling $562,000 related to the audit assessments.

As previously discussed, the Company’s United States corporate income tax returns are currently under audit by the IRS.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

Liquidity and Capital Resources

At September 30, 2005, the liabilities of the Company consisted of current liabilities of $4,135,000 and deferred income taxes of $1,106,000.  Current liabilities consisted of trade accounts payable and accrued operating expenses of $16,000 and other accrued expenses of $4,119,000, comprised of dividends payable of $483,000 and of accrued foreign and United States income taxes of $3,636,000.  These current liabilities compare favorably to total current assets of $17,154,000 at September 30, 2005.  Current assets were comprised primarily of cash and cash equivalents of $17,049,000.

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

Net cash used in operating activities for the nine months ended September 30, 2005 was $(804,000) compared to net cash used in operating activities of $(115,000) for the nine months ended September 30, 2004.  The increase in cash used in operating activities in the current year is due primarily to Canadian income tax payments and to the increase in general and administrative expenses more fully discussed above.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities for the nine months ended September 30, 2005 was $3,186,000 compared to net cash provided by investing activities of $9,237,000 for the nine months ended September 30, 2004.  Of the decrease from the first nine months of the prior year, $5,016,000 is attributable to the change in classification of the Company’s investments to cash and cash equivalents from short-term investments because of the overall reduction in the maturities of the short-term investments to 90 days or less.  During the nine months ended September 30, 2005, the Company received $3,000,000 in distributions from Cyanco compared to $4,000,000 in distributions during the nine months ended September 30, 2004.  In addition, in the nine months ended September 30, 2005 and 2004, the Company collected notes receivable of $186,000 and $221,000, respectively.

Net cash used in financing activities for the nine months ended September 30, 2005 was $(1,305,000) consisting of the payment of dividends.  Net cash used in financing activities for the nine months ended September 30, 2004 consisted of the payment of dividends of $(1,089,000) and $(2,000) for the purchase and retirement of treasury stock.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at September 30, 2005 of $17,049,000 was outstanding during the year, a 1% change in interest rates would result in a change of income before income taxes of approximately $170,000.

The Company has no foreign operations and is currently not exposed to material risks from changes in foreign currency.

Item 4.  Controls and Procedures

Disclosure Controls and Procedures

During the course of an audit of the Company’s tax return by the Internal Revenue Service, the Company determined that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had previously been inaccurately presented in the Company’s consolidated financial statements.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  As a result, the Audit Committee of the Board of Directors of the Company determined that restatements were necessary for the consolidated financial statements as of December 31, 2004, and 2003, and each of the three years in the period ended December 31, 2004, and the subsequent interim fiscal periods of March 31, 2005 and June 30, 2005.  These restatements are discussed in Note 2 to the condensed consolidated financial statements.

In light of the restatements, management has concluded that, as of September 30, 2005, a material weakness in the Company’s internal control over financial reporting existed relating to the accounting for and disclosure of income taxes, which includes the review of the treatment of the payment and accrual of foreign income taxes for accounting purposes.

The systems in place to review the tax and accounting attributes associated with the payment and accrual of foreign income taxes were insufficient to detect the errors.

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2005.  Based on this evaluation and as a result of material weaknesses in the internal control over financial reporting relating to accounting for the payment and accrual of foreign income taxes, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were not effective as of September 30, 2005.

Change in Internal Control Over Financial Reporting

There were no changes in the internal control over financial reporting of the Company during the quarter ended September 30, 2005 that materially affected or were reasonably likely to materially affect, the Company’s internal control over financial reporting.  Subsequent to the discovery of the errors described above, the Company has begun the process of improving the internal controls over financial reporting related to accounting for income taxes.  These additional controls include the engagement of a tax professional to perform a second review of all significant United States and foreign income tax matters and their impact on the consolidated financial statements of the Company, including appropriate footnote disclosures.  The Audit Committee of the Board of Directors will evaluate the service capabilities of all accounting and tax professionals on an ongoing basis.  In addition, the Chief Financial Officer of the Company will receive additional training in corporate income taxes.  The Company expects that these additional procedures will remediate the material weakness that existed in the internal control by establishing additional monitoring and review controls.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.  During the three-month and nine-month periods ended September 30, 2005, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 4.  Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the three months ended September 30, 2005.

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

Exhibit 31.1 – Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 32.2 – Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 99.1 – Press Release Dated December 13, 2005

2.             Reports on Form 8-K – none

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