Form 10-K
period 2005-12-31
NEVADA CHEMICALS INC
filed 2006-03-22
CIK 356342

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Title of class

Common Stock, $0.001 Par Value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.   Yes ☐   No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.   Yes ☐   No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐   No ☒

Based on the closing sales price of June 30, 2005, the aggregate market value of the Common Stock held by non-affiliates was $22,358,000 (3,372,244 shares estimated to be held by non-affiliates).  Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.)   Yes ☐   No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of March 17, 2006 was 6,901,406.

Documents Incorporated by Reference

Portions of the registrant’s Proxy Statement for the Annual Meeting of Shareholders are incorporated by reference into Part III of this Form 10-K.

Nevada Chemicals, Inc.

Annual Report on Form 10-K

Table of Contents

Part I
Item 1.	Business
Item 1A	Risk Factors
Item 1B	Unresolved Staff Comments
Item 2.	Properties
Item 3.	Legal Proceedings
Item 4.	Submission of Matters to a Vote of Security Holders

Part II
Item 5.	Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Item 6.	Selected Financial Data
Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 7A.	Quantitative and Qualitative Disclosure About Market Risk
Item 8.	Financial Statements and Supplementary Data
Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
Item 9A.	Controls and Procedures
Item 9B.	Other Information

Part III
Item 10.	Directors and Executive Officers of the Registrant
Item 11.	Executive Compensation
Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Item 13.	Certain Relationships and Related Transactions
Item 14.	Principal Accountant Fees and Services

Part IV
Item 15.	Exhibits and Financial Statement Schedules

Signatures

PART I

Item 1.                    Business

General

Nevada Chemicals, Inc., a Utah corporation organized in 1979 (the “Company”), is engaged in the business of supplying chemicals to the gold mining industry in the western United States through its ownership in Cyanco Company (“Cyanco”).  Through its wholly owned subsidiary, Winnemucca Chemicals, Inc. (“Winnemucca Chemicals”) the Company holds a 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.

In November 2001, the Company closed the sale of the assets, subsidiaries and certain joint venture interests of its explosives business (the “Explosives Business”) to Union Espanola de Explosivos S.A. and certain of its subsidiaries (“UEE”).  In connection with this transaction, the name of the Company was changed from Mining Services International Corporation to Nevada Chemicals, Inc.

The Company’s operating revenues consist mainly of earnings from Cyanco based on the equity method of accounting and management fee income from Cyanco.  In addition to income from Cyanco operations, the Company earned interest income during 2005 on the Company’s cash and cash equivalents.

Cyanco Joint Venture Interest

Cyanco is a 50/50 joint venture between the Company and Degussa Corporation, a wholly owned subsidiary of Degussa AG, a German company.  Cyanco produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant.  Cyanco services the western U.S. gold mining industry, primarily located in Nevada, selling sodium cyanide for use in leaching precious metals in mining operations.  There are principally two types of products marketed to gold mines for the leaching process: (1) a solid “briquette” sodium cyanide product that requires handling and physical dissolution before use, and (2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes to the mining customer ready to use.

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

Demand for the sodium cyanide manufactured by Cyanco is dependent on the level of gold mining activity in the geographic area it services.  The level of gold mining activity is dependent to some extent on the price of gold.  Over the past five years, the market price of gold has generally increased from a low of $256 per ounce in February 2001 to as high as $572 per ounce in February 2006.  Since then, the price of gold has pulled back, but has remained above $500 per ounce.  If the price of gold continues at these higher values, the gold mining community may be induced to expand exploration and production activities.  In such event, the demand for sodium cyanide in Cyanco’s market area should remain relatively stable or possibly increase in the foreseeable future.

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

As a result of the FMC transaction, Cyanco competes primarily with DuPont to supply sodium cyanide to the

Nevada gold mining industry.  The Company believes that the important competitive factors in the sodium cyanide market are service, quality and price.  Cyanco has had to meet competitive demands, and has been able to achieve results by being creative and service-oriented and offering competitive pricing.

Dependence on Customers

All of the Company’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  During 2005, Cyanco had sales to three customers representing 43%, 37% and 11% of total sales.  The customer accounting for 11% of total Cyanco sales did not renew its purchase contract with Cyanco after December 31, 2005.  It should be noted that each large mining concern may have multiple operating properties within Cyanco’s operating region.  A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend one or all of its mining operations.  However, management does not currently expect losses of customers due to mine closures based on prevailing gold prices.

Patents, Trademarks and Licenses

In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc., a Japanese corporation, in consideration for payment of a one-time license fee, a perpetual license for a patented process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco plant.  The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco plant, and is materially important to the plant’s operation.  However, the Company developed a patent issued during 2000 for the production and transportation of a “wet-cake” cyanide product which may be used by Cyanco in expanding its freight-logical market.  The Company has commenced research and development activities related to improved process efficiencies in the mining chemicals industry.  The Company has not been involved in any customer-sponsored research and development programs.

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

Environmental Compliance

Cyanco is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of sodium cyanide and related raw materials.  In preparation for the manufacture and sale of liquid sodium cyanide at the Cyanco plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers and development of an emergency response plan in the event of a hazardous materials spill.  Cyanco’s processes are designed to prevent hazardous liquid discharge during the manufacture of its product.  Compliance with such laws, rules and regulations on an ongoing basis is not expected to require additional material capital expenditures in the short-term.  Recently Cyanco has reviewed and increased security measures in light of potential terrorist activities at chemical facilities.

Cyanco and other cyanide producers, along with international mining companies, have voluntarily begun to establish a standard of performance or procedures for manufacturing, transportation and use of cyanide called the International Cyanide Management Code (“ICMC”).  The purpose of this code is to provide guidelines for the best available techniques to protect the environment, employees and the public.  Cyanco is a signatory to this code, and has begun the independent auditing process to ensure compliance.

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

Item 1A.                 Risk Factors

The business and operations of the Company, particularly through its 50% ownership in Cyanco, are subject to risks.  In addition to considering the other information in this Form 10-K, you should consider carefully the following factors in deciding whether to invest in the Company’s securities.  If any of these risks occur, or if other risks not currently anticipated or fully appreciated occur, the Company’s business and prospects could be materially adversely affected, which could have an adverse effect on the trading price for its shares.

Price increases in energy and other raw materials could have a significant impact on Cyanco’s ability to sustain and grow earnings.

Cyanco’s manufacturing processes consume significant amounts of natural gas, electricity and other raw materials, such as ammonia and caustic soda.  The prices of energy and raw materials are subject to worldwide supply and demand as well as other factors beyond the control of Cyanco.  During 2005, energy costs continued to rise sharply.  The Company expects energy costs to remain high and volatile in the near future, which may result in further increases in Cyanco costs.  Significant variations in the cost of energy and raw materials affect Cyanco’s operating results.  When possible, Cyanco purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations.  Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco’s customers often lag the increases in the cost of raw materials by several months.  Similarly, as the raw material prices decrease, Cyanco passes the decreases on to its customers with a lag of several months.  If Cyanco is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on the Cyanco’s financial results and on the Company’s equity in earnings of Cyanco.

Cyanco is subject to risks caused by the production of hazardous materials, including legal liability created by its operations.

Cyanco’s operations are subject to the hazards and risks normally incident to production of a hazardous material, any of which could result in damage to life, property, or the environment.  Cyanco may be subject to significant legal liability for any damage caused by its operations, which could be substantial.

Changes to the extensive regulatory and environmental rules and regulations to which Cyanco is subject could have a material adverse effect on Cyanco’s future operations.

In addition to normal laws and regulations applicable to companies, Cyanco’s operations are subject to various additional laws and regulations governing the protection of the environment, production, occupational health, waste disposal, toxic substances, and other similar matters.  New laws and regulations, amendments to existing laws and regulations, or more stringent implementation of existing laws and regulations could have a material adverse impact on Cyanco, increase costs, and cause a reduction in levels of production.  Compliance with these laws and regulations requires significant expenditures and increases the operating costs of Cyanco.  Changes in regulations and laws could adversely affect Cyanco’s operations or substantially increase the costs associated with those operations.

The Company may not be able to control the decisions and strategy of joint ventures to which it is a party.

Through its wholly owned subsidiary, Winnemucca Chemicals, Inc., the Company holds a 50% interest in Cyanco.  Because the Company shares ownership in Cyanco with another chemical company, it is subject to the risks normally associated with the conduct of joint ventures.  The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on the Company’s profitability or the viability of its interests held through joint ventures, which could have a material adverse impact on the Company’s results of operations and financial condition:

•               inability to exert influence over certain strategic decisions made in respect of joint venture operations;

•               inability of partners to meet their obligations to the joint venture or third parties; and

•               litigation between partners regarding joint venture matters.

Cyanco’s production of liquid sodium cyanide is subject to risks related to environmental liability.

The production of liquid sodium cyanide is subject to extensive federal, state and local laws, regulations, rules and ordinances relating to pollution, protection of the environment and the generation, storage, handling, transportation, treatment, disposal and remediation of hazardous substances and waste materials.  Actual or alleged violations of environmental laws or permit requirements could result in restrictions or prohibitions on plant operations, substantial civil or criminal sanctions, as well as assessment of liabilities.  The payment of related liabilities would reduce funds otherwise available and could have a material adverse effect on the Company.  Should Cyanco be unable to fund fully the cost of remedying an environmental problem, Cyanco might be required to suspend operations or enter into interim compliance measures pending completion of the required remedy, which could have a material adverse effect on the operations and business of the Company.

The business of Cyanco would be adversely affected by the loss of services or infrastructure near its production site.

Production of liquid sodium cyanide depends, to one degree or another, on adequate infrastructure.  Reliable roads, railroad lines, bridges, power sources, and water supply are important determinants which affect capital and operating costs.  A lack of such infrastructure or unusual or infrequent weather phenomena, sabotage, terrorism, government, or other interference in the maintenance or provision of such infrastructure could adversely affect Cyanco’s operations, financial condition, and results of operations.

Shortage of supplies could adversely affect Cyanco’s ability to operate.

Cyanco is dependent on various supplies and equipment to carry out its chemical production.  Cyanco may not be able to control its receipt of necessary supplies or equipment.  The shortage of such supplies, equipment and parts could have a material adverse effect on the Company’s ability to carry out its operations and therefore limit or increase the cost of production.

Cyanco requires the issuance and renewal of licenses and permits in order to conduct its operations, and failure to receive these licenses may result in delays in development or cessation of certain operations.

The operations of Cyanco require licenses and permits from various governmental authorities, and the process for obtaining licenses and permits from governmental authorities often takes an extended period of time and is subject to numerous delays and uncertainties.  Such licenses and permits are subject to change in various circumstances.  Cyanco may be unable to timely obtain or maintain in the future all necessary licenses and permits that may be required to continue operations that economically justify the cost.

A substantial or extended decline in gold prices would have a material adverse effect on the Company.

The profitability of Cyanco’s operations and ultimately the earnings of the Company are significantly affected by changes in the market price of gold.  Demand for liquid sodium cyanide is affected by the level of gold exploration and development, which is in turn affected by the price of gold.  Gold prices fluctuate on a daily basis and are affected by numerous factors beyond the control of the Company.  The supply and demand for gold, the level of interest rates, the rate of inflation, investment decisions by large holders of gold, including governmental reserves, and changes in exchange rates can all cause significant fluctuations in gold prices.  Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments.  The price of gold has fluctuated widely and future serious price declines could cause continued commercial production to be impractical.  Depending on the price of gold, cash flow from mining operations may not be sufficient to cover costs of production and capital expenditures.  If gold prices decline, gold production may be slowed or discontinued.

Local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals.

Growing public and political attention has been placed on protecting critical infrastructure, including the chemical industry, from security threats.  Terrorist attacks and natural disasters have increased concern regarding the security of chemical production and distribution.  In addition, local, state and federal governments have begun a regulatory process that could lead to new regulations impacting the security of chemical plant locations and the transportation of hazardous chemicals, which could result in higher operating costs and interruptions in normal business operations at Cyanco.

Cyanco’s insurance may not cover the risks to which its business is exposed.

Cyanco’s business is subject to a number of risks and hazards generally, including adverse environmental conditions, industrial accidents, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes.  Such occurrences could result in damage to production facilities, personal injury or death, environmental damage to Cyanco’s properties or the properties of others, delays in production, monetary losses and legal liability.  Available insurance does not cover all the potential risks associated with a chemical company’s operations.  Cyanco may also be unable to maintain insurance to cover insurable risks at economically feasible premiums, and insurance coverage may not be available in the future or may not be adequate to cover any resulting loss.  As a result, Cyanco might become subject to liability for pollution or other hazards for which it is uninsured or for which it elects not to insure because of premium costs or other reasons.  Losses from these events may cause Cyanco to incur significant costs that could have a material adverse effect upon the Company’s financial condition and results of operations.

The business of Cyanco is dependent on good labor and employment relations.

Production at Cyanco’s facilities is dependent upon the efforts of employees of the Cyanco.  Relationships between Cyanco and its employees may be impacted by changes in labor relations which may be introduced by, among others, employee groups, unions, and the relevant governmental authorities in whose jurisdictions Cyanco carries on business.  Adverse changes in such legislation or in the relationship between Cyanco and its employees may have a material adverse effect on Cyanco’s business, and the results of operations and financial condition of the Company.

Changes in the market price of Company common shares may be unrelated to its results of operations and could have an adverse impact on the Company.

The Company’s common shares are listed on the National Association of Securities Dealers Automated Quotations system (“Nasdaq”).  The price of the Company’s common shares is likely to be significantly affected by short-term changes in the market price of gold or in its financial condition or results of operations as reflected in its quarterly earnings reports.  A drop in trading volume and general market interest in the securities of the Company may adversely affect an investor’s ability to liquidate an investment and consequently an investor’s interest in acquiring a significant stake in the Company.  A failure of the Company to meet the reporting and other obligations under U.S. securities laws or imposed by Nasdaq could result in a delisting of Company common shares.  A substantial decline in the price of Company common shares that persists for a significant period of time could cause Company common shares to be delisted from the Nasdaq, further reducing market liquidity.  As a result of any of these factors, the market price of the common shares at any given point in time may not accurately reflect the Company’s long-term value.  Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities.  The Company may in the future be the target of similar litigation, which could result in substantial costs and damages and divert management’s attention and resources.

Any future restatement of the Company’s financial statements may adversely affect the trading price of its common shares.

The Company has recently completed the restatement of its consolidated financial statements and believes they are presented in accordance with the requirements of generally accepted accounting principles.  However, such restatements do not prevent future changes or adjustments, including additional restatements.  If there were future restatements of the consolidated financial statements, such restatements may adversely affect the trading price of the Company’s common shares.

The Company has paid dividends in the past but future dividends are not guaranteed.

The Company has paid dividends in recent history and anticipates that it will continue to do so in the future.  However, continued payment of dividends is subject to the discretion of the Company’s board of directors, after taking into account many factors, including the Company’s operating results, financial condition, and current and anticipated cash needs.  There is no guarantee that the Company will continue to pay dividends in the future.

The loss of key executives could adversely affect the Company.

The Company has a relatively small executive management team.  In the event that the services of an executive were no longer available, the Company and its business could be adversely affected.  The Company carries key-man life insurance with respect to its chief executive officer.

The Company may be subject to litigation in the future.

Legal proceedings that could be brought against the Company or Cyanco in the future, for example, litigation based on its business activities, environmental laws, volatility in its stock price, or failure of its disclosure obligations, could have a material adverse effect on the Company’s financial condition or prospects.

Item 1B.                 Unresolved Staff Comments

                This item is not applicable to the Company as it is not an accelerated filer.

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

Item 3.                    Legal Proceedings

The Company is, from time to time, subject to legal proceedings arising out of the normal conduct of its business, which the Company believes are not material to its financial position or results of operations.

As discussed previously, Cyanco is a non-corporate joint venture owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa Corporation.  The Joint Venture Agreement provides a first right of refusal to purchase the other partner’s interest in the event the other partner transfers its interest in the joint venture to a third party.

Effective January 1, 2003, Degussa Corporation purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa AG.  CyPlus is an indirect, wholly-owned subsidiary of Degussa AG in Germany.  Degussa AG is also the direct parent of Degussa Corporation.

On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court (the case was later removed to the United States District Court for the District of Nevada) related to Degussa Corporation’s purported transfer of its joint venture interest to CyPlus and seeking commission payments owed to Cyanco under a prior distribution agreement between Cyanco and Degussa Corporation.  Winnemucca Chemicals claims that such transfer was in violation of the Joint Venture Agreement.  The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals’ rights under the Joint Venture Agreement arising out of the transfer.  This litigation has no impact on the operations of Cyanco other than the potential recovery of commission payments.

Item 4.                    Submission of Matters to a Vote of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

PART II

Item 5:                   Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

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

		Closing Prices
		High	Low
2004	First Quarter	$5.97	$4.70
	Second Quarter	$5.85	$4.91
	Third Quarter	$6.31	$5.37
	Fourth Quarter	$7.49	$6.30

2005	First Quarter	$6.78	$6.05
	Second Quarter	$6.59	$5.85
	Third Quarter	$6.93	$6.36
	Fourth Quarter	$7.02	$5.91

On March 16, 2006, the closing quotation for the common stock on NNM was $7.96 per share.  As reflected by the high and low prices on the foregoing table, the trading price of the Common Stock of the Company can be volatile with dramatic changes over short periods.  The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry in which the Company sells products and services, fluctuations in the price of gold, general economic conditions, and other factors.  Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

The approximate number of record holders of the Company’s Common Stock as of March 7, 2006 was 450, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends

During 2005, the Company declared dividends of $.06 per share for the first quarter and $.07 per share for each of the second, third and fourth quarters, for an aggregate of $.27 share, or $1,864,000.  The fourth quarter dividend of $483,000 was paid in January 2006, and is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet at December 31, 2005.

During 2004, the Company declared dividends of $.05 per share for the first quarter and $.06 per share for each of the second, third and fourth quarters, for an aggregate of $.23 per share, or $1,566,000.  The fourth quarter dividend of $408,000 was paid in January 2005, and is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet at December 31, 2004.

Payment of dividends is within the discretion of the Company’s Board of Directors.  There are no contractual or governance restrictions that currently limit the Company’s ability to pay dividends on the Common Stock.

(d) Securities authorized for issuance under equity compensation plans

The Company does not have any equity compensation plans that have not been approved by its shareholders.  Under the Company’s 1988 Non-Qualified Stock Option Plan (the “Option Plan”), as amended, a maximum of 1,315,130 common shares were made available for granting of options to purchase common stock.  The Option Plan, and subsequent material amendments or additions to shares under the Plan, were previously approved by the shareholders of the Company.

The following table presents information concerning the Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	90,000	$1.21	614,207

See also Note 8 to the Consolidated Financial Statements for further information regarding the Option Plan.

In March 2005, three members of the Company’s Board of Directors each exercised options to purchase 39,500 common shares of the Company, or a total of 118,500 shares, at an exercise price of $1.4375 per share for total consideration of $170,000.  As permitted by the option agreements, the consideration was paid through the directors’ surrender to the Company of 8,182 shares each, or a total of 24,546 shares, with a current market value of $170,000.  The net result was an increase in the number of common shares outstanding of 93,954 shares.  The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.  Other than the foregoing, the Company did not sell any of its equity securities during 2005.

During the fourth quarter of 2005, neither the Company nor any of its affiliates purchased any equity securities of the Company.

Item 6.                    Selected Financial Data

The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2005 was derived from audited consolidated financial statements of the Company and its consolidated subsidiaries.  The consolidated financial statements as of and for each of the fiscal years in the five year period were audited by Tanner LC, independent registered public accountants.  The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related Notes thereto.

	Years Ended December 31,
	2005	2004	2003	2002	2001
	(in thousands except per share amounts)

Results of Operations Data: (1)
Operating revenues and equity in earnings (2)	$3,072	$3,657	$2,960	$3,912	$2,533
Income from continuing operations	1,779	1,704	1,308	2,289	1,007
Loss from discontinued operations	—	—	—	—	(1,266)
Net income (loss)	1,779	1,704	1,308	2,289	(259)

Earnings (loss) per common share - diluted:
Income from continuing operations	$0.26	$0.24	$0.19	$0.31	$0.14
Income (loss) from discontinued operations	—	—	—	—	(0.17)
Net income (loss)	0.26	0.24	0.19	0.31	(0.03)

Cash dividends declared per common share	$0.27	$0.23	$0.15	$—	$—

Balance Sheet Data:

Total Assets	$26,137	$27,061	$25,306	$24,692	$23,891
Long-term debt	—	—	—	—	—
Stockholders’ equity	21,510	21,354	21,216	21,727	19,869

(1) The sale of the Company’s explosives business in 2001 is accounted for as a discontinued operation, and accordingly, amounts for 2001 have been presented to reflect discontinued operations accounting, including offsetting long-term debt and other liabilities assumed in the sale against the net assets sold on the consolidated balance sheets.

(2) Includes the Company’s 50% share of the operating results of Cyanco reported using the equity method of accounting.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the consolidated statements of income for each of the three years in the period ended December 31, 2005 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, interest income earned on cash and cash equivalents, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the each of the three years in the period ended December 31, 2005 is presented in Note 9 to the Company’s consolidated financial statements.  In addition, the audited financial statements of Cyanco are included as Exhibit 99.1 to this Form 10-K.

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

Cyanco’s business is characterized by reliance on the mining industry, competitive demands, dependence on a relatively small number of customers, fluctuating market prices for energy and raw materials, and increases in the cost of labor.  The Company believes that the important competitive factors in the sodium cyanide market are service, quality and price.  Cyanco delivers product to its customers pursuant to supply contracts, which vary in length.  Cyanco must meet competitive demands in order for its customers to renew product supply contracts as they expire, and has been able to achieve results by being creative and service-oriented and offering competitive prices.

Substantially all of the Company’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  During 2005, Cyanco had sales to three customers representing 43%, 37% and 11% of total sales.  Of these, the customer representing 11% of sales did not extend its contract beyond 2005.  See discussion below under “Impairment of Long-Lived Assets”.  It should be noted that each large mining concern may have multiple operating properties within Cyanco’s operating region.  A loss of another one or more of these customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, such losses of customers due to mine closures are not currently expected to occur, based on existing gold prices.

Critical Accounting Policies

The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts in the Company’s consolidated financial statements.  The Company’s significant accounting policies are summarized in Note 1 to the Company’s consolidated financial statements and the most critical of such policies are discussed below.

•      Investment in Cyanco

•      Short-Term Investments

•      Accounting for Income Taxes

Investment in Cyanco — As previously discussed, the Company does not own more than 50% of Cyanco, and as a result, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  The Company accounts for its investment in Cyanco using the equity method of accounting.  Equity in earnings of Cyanco is based on the Company’s 50% ownership in Cyanco and is calculated and recognized at the end of each month.  Management fees from Cyanco are recognized monthly and are calculated as a percentage of Cyanco revenues based on the joint venture agreement.

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

Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Cyanco assesses the recoverability of the long-lived assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts, using assumptions concerning the following factors:

•      Contract price per pound of product delivered

•      Projected number of pounds of product to be delivered

•      Projected life of the contract, including reasonable assumptions for renewals beyond the initial contract period

•      Projected costs of raw materials

•      Projected reductions in cash flows for revenue sharing obligation

If the carrying amount of the asset exceeds the estimated undiscounted cash flows, the amount of impairment loss recorded in Cyanco’s statement of operations is calculated based on the excess of the carrying amount over the estimated fair value of those assets, calculated using the discounted cash flows expected during the remaining useful life.  Cyanco recorded impairment losses of $1,100,000 in the fourth quarter of 2004 and $536,000 in the second quarter of 2005 (see discussion under “Impairment of Long-Lived Assets” below.

Short-Term Investments - The Company’s current assets at December 31, 2005 were comprised primarily of cash and cash equivalents of $16,784,000.  Investments with scheduled original maturities of three months or less are recorded as cash equivalents.  Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at December 31, 2005.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of income.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  At December 31, 2005, the Company had reduced its deferred tax assets by recording a valuation allowance of $1,945,000.  During the year ended December 31, 2005, the Company wrote off $498,000 of deferred assets against the valuation allowance.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Results of Operations

2005 vs. 2004

The Company’s equity in the earnings of Cyanco decreased $691,000, or 22%, to $2,428,000 in 2005 compared to $3,119,000 in 2004.  The decrease in Cyanco’s earnings in 2005 is attributable to increases in operating costs and expenses, primarily the cost of raw materials, incurred by Cyanco and impairment and accelerated amortization of intangible assets.

Cyanco revenues increased $7,103,000, or 20%, to $42,945,000 in 2005 compared to $35,842,000 in 2004.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco also realized a higher price per pound for sodium cyanide sold during 2005.  Cyanco’s costs and expenses increased $8,485,000, or 29%, to $38,089,000 in 2005 compared to $29,604,000 in 2004.  The increase in operating costs was primarily due to the higher volumes of product sold and the increase in the cost of certain key raw materials compared to last year.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco’s customers often lag the increases in the cost of raw materials by two to four months.  Similarly, as the raw material prices decrease, Cyanco passes the decreases on to its customers with a two to four month lag.  Cyanco reported an impairment loss of $536,000 in the quarter ended June 30, 2005 (the Company’s share of the impairment loss was $268,000) as more fully discussed below.  In addition, Cyanco accelerated the amortization of the intangible assets related to a terminated contract so that these assets were fully amortized by the end of the contract on December 31, 2005.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $1,382,000, or 22%, to $4,856,000 during 2005 compared to $6,238,000 in 2004.

Management fee income from Cyanco increased $106,000, or 20%, to $644,000 in 2005 compared to $538,000 in 2004 due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $289,000, or 150%, to $482,000 in 2005 compared to $193,000 in 2004.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the 2005 period and to more favorable rates realized on these balances during the 2005 year.

General and administrative expenses increased $264,000, or 40%, to $921,000 in 2005 compared to $657,000 in 2004.  This increase is due to increases in professional fees and other expenses related to income tax audits, the dispute with the Company’s Cyanco joint venture partner, the restatement of the Company’s consolidated financial statements and amended annual and quarterly reports, and Sarbanes - Oxley Act compliance activities.

2004 vs. 2003

Equity in earnings of Cyanco increased $610,000, or 24%, in 2004 compared to 2003.  Cyanco revenues increased $5,725,000, or 19%, in 2004 compared to 2003.  Increased market prices of gold during 2003 and 2004 led to increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco also realized a higher price per pound for sodium cyanide sold during 2004.  Cyanco costs and expenses increased $4,505,000, or 18%, in 2004 compared to 2003, primarily due to the higher volumes of product sold, the increase in certain key raw material costs compared to the 2003 year, and the $1,100,000 charge recorded by Cyanco in 2004 for the impairment of certain intangible assets acquired from FMC.  As a result, Cyanco net income before taxes increased $1,222,000, or 24%, on a 100% basis during 2004 compared to 2003.

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

Impairment of Long-Lived Assets

In the acquisition of the FMC assets, Cyanco allocated $4,500,000 to customer relationships and other related intangible assets.  In January 2005, Cyanco became aware that a significant customer was having discussions with a competitor of Cyanco regarding the purchase of sodium cyanide and might not extend its product supply contract with Cyanco for 100% of its requirements beyond December 31, 2005, the end of the then existing supply contract.  Prior projections and impairment analysis had assumed the contract would be renewed for an additional three years, and that Cyanco would continue to supply 100 % of this customer’s requirements through 2008.

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

In June 2005, Cyanco was informed that the customer would not renew the contract beyond 2005 for any of its requirements.  Cyanco completed an impairment analysis of its intangible assets as of June 30, 2005 using projected discounted cash flows, eliminating all projected future cash flows from this customer subsequent to 2005.  The result was an impairment loss recorded by Cyanco in the second quarter of 2005 of $536,000.  The Company’s share of the impairment loss reduced the Company’s equity in earnings of joint venture by $268,000 in the quarter ended June 30, 2005.  In addition, Cyanco accelerated the amortization of the intangible assets related to this contract so that these assets would be fully amortized by the end of the contract on December 31, 2005.  This has resulted in additional amortization expense to Cyanco, resulting in further reduction in the Company’s equity in earnings of the joint venture in 2005.

Since the acquisition of the customer relationships from FMC in 2002, sales to this customer accounted for 10-13% of Cyanco’s total sales.  Cyanco must replace these sales after 2005 with sales to new or existing customers  or sell product at higher prices or Cyanco’s revenues subsequent to 2005 will decrease accordingly.  Despite the negative impact on revenues beginning in 2006, the Company does not believe that the loss of this customer will have a material negative impact on the Company’s equity in earnings of Cyanco and on net income reported by the Company in years subsequent to 2005 since a lower margin was realized on sales to this customer as compared to other customers of Cyanco.

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

The Company believes the amounts that it has accrued and included in its consolidated financial statements under accounts payable and accrued expenses at December 31, 2005 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  During 2005, the Company made payments to CCRA totaling $562,000 related to the audit assessments.

As previously discussed, the Company’s United States corporate income tax returns are currently under audit by the IRS.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  However, management of the Company believes the amounts accrued in accounts payable and accrued expenses at December 31, 2005 will be adequate for the resolution of the IRS audit.

Liquidity and Capital Resources

At December 31, 2005, the liabilities of the Company consisted of current liabilities and deferred income taxes.  Current liabilities at December 31, 2005 were comprised of accounts payable and accrued expenses totaling $3,559,000 and deferred income taxes payable of $1,068,000.  Current liabilities at December 31, 2005 consisted of trade accounts payable of $109,000, dividends payable of $483,000 and accrued expenses (comprised primarily of accrued income taxes) of $2,967,000.  These current liabilities compare favorably to total current assets of $16,926,000 at December 31, 2005.  Current assets were comprised primarily of cash and cash equivalents of $16,784,000.

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

Net cash used in operating activities for 2005 was $(1,585,000) compared to net cash provided by operating activities of $211,000 for 2004.  This increase in net cash used in operations is due primarily to income tax payments of $1,881,000 in 2005 compared to income tax payments of $153,000 in 2004.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities for 2005 was $4,186,000 compared to net cash provided by investing activities of $10,837,000 for 2004.  Of the decrease, $5,616,000 is attributable to the change in classification in 2004 of the Company’s investments to cash and cash equivalents from short-term investments because of the overall reduction in the maturities of the short-term investments to 90 days or less.  In 2005, the Company received $4,000,000 in distributions from Cyanco and net collections of notes receivable of $186,000.  In 2004, the Company received $5,000,000 in distributions from

Cyanco and net collections of notes receivable of $221,000.  The decrease in the distributions from Cyanco in 2005 was due to the lower net income of Cyanco in the 2005 year, as more fully described above.

Net cash used in financing activities in 2005 consisted of the payment of dividends of $(1,789,000).  Net cash used in financing activities in 2004 consisted of the payment of dividends of $(1,498,000) and $(2,000) for the purchase and retirement of treasury stock.  During 2005, the Company declared dividends of $0.06 per share for the first quarter and $0.07 per share for each of the second, third and fourth quarters.  During 2004, the Company declared dividends of $0.05 per share for the first quarter and $0.06 for each of the second, third and fourth quarters.

The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the year ending December 31, 2006.

The Company’s operations have not been, and are not expected to be, materially affected by inflation.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at December 31, 2005 of $16,784,000 was outstanding during the 2006 year, a 1% change in interest rates would result in a change of annual earnings of approximately $168,000.

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

The following table presents selected unaudited quarterly financial data for each of the four quarters in 2005 and 2004.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.  All amounts, except per share data, are stated in thousands of dollars.

	2005				2004
Amounts in thousands (except per share data)	Q1	Q2 (1)	Q3	Q4	Q1	Q2	Q3	Q4 (2)

Revenues and equity in earnings	$834	$722	$939	$577	$986	$1,120	$1,233	$318

Net income	505	395	592	287	564	633	755	(248)

Earnings per common share - diluted	$0.07	$0.06	$0.08	$0.05	$0.08	$0.09	$0.11	$(0.04)

(1)  Equity in earnings of Cyanco for the second quarter of 2005 was reduced by a charge of $268,000 related to the impairment of certain intangible assets of Cyanco.

(2)  Equity in earnings of Cyanco for the fourth quarter of 2004 was reduced by a charge of $550,000 related to the impairment of certain intangible assets of Cyanco.

Item 9.                                                           Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.                                                  Controls and Procedures

Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures designed to ensure that information required to be disclosed in its reports filed under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized, and reported within the required time periods and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow for timely decisions regarding required disclosure.  In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2005, including consideration of the material weakness related to the restatement of our financial statements.  Based on this evaluation, the chief executive officer and the chief financial officer have concluded that the disclosure controls and procedures were not effective as of December 31, 2005 with respect to the accounting for the payment and accrual of foreign income taxes, as discussed below.

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

As a result of this process, management identified a material weakness in the Company’s controls over financial reporting relating to the accounting for and disclosure of income taxes, which includes the review of the treatment of the payment and accrual of foreign income taxes for accounting purposes.  The systems in place to review the tax and accounting attributes associated with the payment and accrual of foreign income taxes were insufficient to detect the errors.

Change in Internal Control Over Financial Reporting

Subsequent to the discovery of the errors described above, the Company has begun the process of improving the internal controls over financial reporting related to accounting for income taxes.  These additional controls include the engagement of a tax professional to perform a second review of all significant United States and foreign income tax matters and their impact on the consolidated financial statements of the Company, including appropriate footnote disclosures.  The Audit Committee of the Board of Directors will evaluate the service capabilities of all accounting and tax professionals on an ongoing basis.  In addition, the Chief Financial Officer of the Company has completed one training course in accounting for income taxes and will receive additional training in corporate income taxes.  The Company expects that these additional procedures will remediate the material weakness that existed in the internal control by establishing additional monitoring and review controls.  Other than as described in the foregoing, there were no changes in the internal control over financial reporting of the Company during the quarter ended December 31, 2005 that materially affected or were reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                                                  Other Information

None

PART III

Item 10                                                       Directors and Executive Officers of the Registrant

The information required by this Item is contained in our 2006 Definitive Proxy Statement under the headings “Election of Directors” and “Executive Officers,” and is incorporated in this report by reference.

Item 11.                                                    Executive Compensation

The information required by this Item is contained in our 2006 Definitive Proxy Statement under the heading “Executive Compensation,” and is incorporated in this report by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this Item, other than the information regarding our equity compensation plans which is contained in Part I of this report, is contained in our 2006 Definitive Proxy Statement under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated in this report by reference.

Item 13.                                                    Certain Relationships and Related Transactions

There are no transactions to report under this Item for the year ended December 31, 2005.

Item 14.                                                    Principal Accountant Fees and Services

The information required by this Item is contained in our 2006 Definitive Proxy Statement under the heading “Ratification of Selection of Independent Public Accountants,” and is incorporated in this report by reference.

PART IV

Item 15.                                                    Exhibits and Financial Statement Schedules

(a)                                  The following documents are filed as a part of this report:

1.                                       The audited consolidated financial statements of the Company as of December 31, 2005 and 2004 and the years ended December 31, 2005, 2004 and 2003, including the report of independent registered public accountants required in Part II, Item 8 are included on pages F-1 to F-14.  See the Index to Consolidated Financial Statements on page F-1.

2.                                       The audited financial statements of Cyanco, a significant subsidiary reported on the equity method, as of December 31, 2005 and 2004 and the years ended December 31, 2005, 2004 and 2003, including the report of independent registered public accountants are included as financial statement schedules to this annual report on Form 10-K as Exhibit 99.1.

(b)                                 Exhibits:

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

11                                    Statement re Computation of Per Share Earnings (included in Note 1 to the consolidated financial statements contained in this filing).

14                                    Nevada Chemicals, Inc. Code of Ethics and Business Conduct (incorporated by reference from the Form 10-K filed by the Company for the fiscal year ended December 31, 2003).

21                                    List of Subsidiaries (included in Note 1 to the consolidated financial statements contained in this filing).

23                                    Independent Auditors’ Consent.

31.1                           Certification of Principal Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2                           Certification of Principal Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.1                           Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1                           The financial statements as of December 31, 2005 and 2004 and for the years ended December 31, 2005, 2004 and 2003 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent registered public accountants.

99.2                           Press release dated March 22, 2006.

(c)                                  No financial statement schedules are listed because they are not applicable or the required information is shown in the Company’s consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CHEMICALS, INC.

/S/ John T. Day
John T. Day, President

Date: March 22, 2006

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity in Which Signed	Date

/S/ Bryan Bagley	Chairman of the Board of Directors	March 22, 2006
Bryan Bagley

/S/ John T. Day	President, Chief Executive Officer	March 22, 2006
John T. Day	and Director (Principal Executive Officer)

/S/ James Solomon	Director	March 22, 2006
James Solomon

/S/ Nathan L. Wade	Director	March 22, 2006
Nathan L. Wade

/S/ M. Garfield Cook	Director	March 22, 2006
M. Garfield Cook

/S/ Dennis P. Gauger	Chief Financial Officer and Principal	March 22, 2006
Dennis P. Gauger	Accounting Officer

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Index to Consolidated Financial Statements

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets

Consolidated Statements of Income

Consolidated Statements of Stockholders’ Equity

Consolidated Statements of Cash Flows

Notes to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Nevada Chemicals, Inc. and Subsidiary

We have audited the consolidated balance sheets of Nevada Chemicals, Inc. and subsidiary as of December 31, 2005 and 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2005, 2004 and 2003.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Chemicals, Inc. and subsidiary as of December 31, 2005 and 2004, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2005, 2004 and 2003, in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LC

Salt Lake City, Utah

March 14, 2006

NEVADA CHEMICALS, INC.AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2005	2004
ASSETS

Current assets:
Cash and cash equivalents	$16,784,000	$15,972,000
Receivables	94,000	76,000
Prepaid expenses	48,000	30,000
Note receivable	—	186,000

Total current assets	16,926,000	16,264,000

Investment in joint venture	8,975,000	10,547,000
Other assets	236,000	250,000

	$26,137,000	$27,061,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities — accounts payable and accrued expenses	$3,559,000	$4,184,000

Deferred income taxes	1,068,000	1,523,000

Total liabilities	4,627,000	5,707,000

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock; $.001 par value, 500,000,000 shares authorized, 6,901,406 and 6,807,452 shares issued and outstanding	7,000	7,000
Capital in excess of par value	3,751,000	3,510,000
Retained earnings	17,752,000	17,837,000

Total stockholders’ equity	21,510,000	21,354,000

	$26,137,000	$27,061,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Consolidated Statements of Income

	Years Ended December 31,
	2005	2004	2003

Revenues and equity in earnings:
Management fee from joint venture	$644,000	$538,000	$451,000
Equity in earnings of joint venture	2,428,000	3,119,000	2,509,000

Total	3,072,000	3,657,000	2,960,000

General and administrative expenses	921,000	657,000	639,000

Operating income	2,151,000	3,000,000	2,321,000

Investment and other income	482,000	193,000	302,000

Income before provision for income taxes	2,633,000	3,193,000	2,623,000

Provision for income taxes	854,000	1,489,000	1,315,000

Net income	$1,779,000	$1,704,000	$1,308,000

Earnings per common share:
Basic	$0.26	$0.25	$0.19

Diluted	$0.26	$0.24	$0.19

Weighted average number of shares outstanding:
Basic	6,880,000	6,808,000	6,879,000
Diluted	6,954,000	6,968,000	7,016,000

Cash dividends declared per common share	$0.27	$0.23	$0.15

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders’ Equity

Years Ended December 31, 2005, 2004 and 2003

			Capital	Accumulated
	Common Stock		In Excess of Par	Other Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total

Balance, January 1, 2003	7,059,143	$7,000	$4,295,000	$13,000	$17,412,000	$21,727,000
Comprehensive net income calculation:
Net income	—	—	—	—	1,308,000	1,308,000
Net unrealized losses on investments	—	—	—	(15,000)	—	(15,000)
Comprehensive income	—	—	—	—	—	1,293,000
Dividends declared	—	—	—	—	(1,021,000)	(1,021,000)
Purchase and retirement of treasury stock	(251,224)	—	(783,000)	—	—	(783,000)
Balance, December 31, 2003	6,807,919	7,000	3,512,000	(2,000)	17,699,000	21,216,000
Comprehensive net income calculation:
Net income	—	—	—	—	1,704,000	1,704,000
Net unrealized gains on investments	—	—	—	2,000	—	2,000
Comprehensive income	—	—	—	—	—	1,706,000
Dividends declared	—	—	—	—	(1,566,000)	(1,566,000)
Purchase and retirement of treasury stock	(467)	—	(2,000)	—	—	(2,000)
Balance, December 31, 2004	6,807,452	7,000	3,510,000	—	17,837,000	21,354,000
Comprehensive net income calculation:
Net income	—	—	—	—	1,779,000	1,779,000
Dividends declared	—	—	—	—	(1,864,000)	(1,864,000)
Cashless exercise of stock options	93,954	—	241,000	—	—	241,000
Balance, December 31, 2005	6,901,406	$7,000	$3,751,000	$—	$17,752,000	$21,510,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2005	2004	2003

Cash flows from operating activities:
Net income	$1,779,000	$1,704,000	$1,308,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	3,000	17,000	11,000
Equity in earnings of joint venture	(2,428,000)	(3,119,000)	(2,509,000)
Deferred income taxes	(455,000)	(694,000)	(120,000)
(Increase) decrease in:
Receivables	(18,000)	18,000	5,000
Prepaid expenses	(18,000)	52,000	(41,000)
Other assets	11,000	(10,000)	3,000
Increase (decrease) in accounts payable and accrued expenses	(459,000)	2,243,000	904,000

Net cash provided by (used in) operating activities	(1,585,000)	211,000	(439,000)

Cash flows from investing activities:
Distributions from joint venture	4,000,000	5,000,000	3,000,000
Net sales (purchases) of short-term investments	—	5,616,000	(1,603,000)
Payments on notes receivable	186,000	221,000	319,000
Purchase of property and equipment	—	—	(2,000)

Net cash provided by investing activities	4,186,000	10,837,000	1,714,000

Cash flows from financing activities:
Payment of dividends	(1,789,000)	(1,498,000)	(680,000)
Purchase and retirement of treasury stock	—	(2,000)	(783,000)

Net cash used in financing activities	(1,789,000)	(1,500,000)	(1,463,000)

Net increase (decrease) in cash and cash equivalents	812,000	9,548,000	(188,000)

Cash and cash equivalents, beginning of year	15,972,000	6,424,000	6,612,000

Cash and cash equivalents, end of year	$16,784,000	$15,972,000	$6,424,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1:  Organization and Significant Accounting Policies

Organization — Nevada Chemicals, Inc. (the “Company”), through its ownership in Cyanco Company (“Cyanco”), supplies chemicals to the gold mining industry in the United States.  Winnemucca Chemicals, Inc. (“Winnemucca Chemicals”), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.  The Company accounts for its investment in Cyanco using the equity method of accounting.  Summarized financial information for Cyanco is included in Note 9.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company, and its consolidated subsidiary.  All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents — The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $16,484,000 and $15,785,000 as of December 31, 2005 and 2004, respectively.  Cash was $300,000 and $187,000 as of December 31, 2005 and 2004, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Revenue Recognition — The Company’s revenues and equity in earnings consist mainly of earnings from Cyanco based on the equity method of accounting and management fees from Cyanco.  Equity in net earnings of Cyanco is based on the Company’s 50% ownership in Cyanco, and is calculated and recognized at the end of each month.  Management fee income from Cyanco is recognized monthly based on the Cyanco joint venture agreement.

Income Taxes — The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to depreciation and amortization, undistributed earnings from joint ventures which qualify under certain tax deferral treatment, and foreign income tax payments.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.

Stock-Based Compensation — The Company has a stock-based employee compensation plan, which is described more fully in Note 9.  The Company accounts for that plan under the recognition and measurement principles of APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations.  No stock-based employee compensation cost is reflected in net income for the years ended December 31, 2005, 2004 and 2003, as no stock options were granted under the plan during these years.  Options outstanding at December 31, 2005 had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant, and were fully vested on the date of grant.  Because no options were granted during the periods presented, no pro-forma presentation of the effect on net income and earnings per share assuming the Company applied the fair value recognition provisions of Statement No. 123, Accounting for Stock-Based Compensation, to stock-based employee compensation is presented.

Earnings Per Common Share — The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

The computation of earnings per common share assuming dilution is based on the weighted average number of shares outstanding during the year plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year.

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Years Ended December 31
	2005	2004	2003

Weighted average number of shares outstanding — basic	6,880,000	6,808,000	6,879,000
Dilutive effect of stock options	74,000	160,000	137,000

Weighted average number of shares outstanding, assuming dilution	6,954,000	6,968,000	7,016,000

Concentration of Credit Risk — Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and receivables.

The Company maintains its cash and cash equivalents in accounts that, at times, may exceed federally insured limits or in accounts that are not insured.  The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

Receivables consist primarily of management fees from Cyanco and accrued interest on notes receivable.  Management does not believe significant credit risk exists for these receivables at December 31, 2005.

Cyanco’s customer base consists primarily of mining companies in the Western United States.  Since most of Cyanco’s customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on Cyanco’s results of operations.  Although Cyanco is directly affected by the economic health of the mining industry, management does not believe significant credit risk exists with respect to its receivables at December 31, 2005.   In addition, Cyanco has purchase commitments with suppliers of certain raw materials covering various time periods and containing various pricing arrangements.  Management believes alternative sources of the raw materials are available in the event that the suppliers are unable to meet Cyanco’s raw material needs.

Use of Estimates — The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Certain of these key estimates include income taxes payable and valuation allowances against deferred income tax assets.  Differences in these estimates and actual results could be material to the Company’s financial position and results of operations.

Recent Accounting Pronouncements — In December 2004, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires companies to recognize the fair value of stock options and other stock-based compensation to employees prospectively beginning with fiscal periods beginning after June 15, 2005; however, the Securities and Exchange Commission has deferred this date for public companies.  The new rule allows companies to implement SFAS No. 123(R) at the beginning of their next fiscal year.  This means that the Company will be required to implement SFAS No. 123(R) no later than the quarter beginning January 1, 2006.  The Company currently measures stock-based compensation in accordance with APB Opinion No. 25 as discussed above.  The Company anticipates adopting the modified prospective method of SFAS No. 123(R) on January 1, 2006.  The impact on the Company’s financial condition or results of operations will depend on the number and terms of stock options outstanding on the date of change, as well as future options that may be granted.

The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections. This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.” The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The Company anticipates adopting SFAS No. 154 on January 1, 2006, and does not believe the adoption of this new accounting pronouncement will result in a material impact on the Company’s financial condition or results of operations.

                    In March 2005, the FASB issued SFAS Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47).  Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees.  FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing and settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable.  FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability.  FIN. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises).  Cyanco’s operations are subject to environmental regulations of the State of Nevada, and Cyanco is required to perform ongoing monitoring, testing and reporting activities at its manufacturing facility, the costs of which are expensed as incurred.  Cyanco has potential asset retirement obligations related to its manufacturing facility; however, Cyanco is unaware of any legal obligation.  Although the timing of the performance of any asset retirement obligation is conditional on the facility undergoing major renovations, being demolished or sold, potential regulations may create a duty or responsibility for the Company to properly clean up the site.  Currently, there is an indeterminate settlement date for the asset retirement obligation because the range of time over which Cyanco may settle the obligation is unknown or cannot be estimated.  Therefore, Cyanco cannot reasonably estimate the fair value of a liability, and has not recorded a liability for asset retirement obligations through December 31, 2005 resulting in no impact on the consolidated financial statements of the Company for the year ended December 31, 2005.

Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.

Note 2:  Detail of Certain Balance Sheet Accounts

	December 31,
	2005	2004
Receivables:
Related party (Note 7)	$63,000	$44,000
Accrued interest receivable	31,000	32,000

	$94,000	$76,000

Accounts payable and accrued expenses:
Accounts payable — trade	$109,000	$6,000
Income taxes payable (Note 12)	2,950,000	3,754,000
Dividends payable	483,000	409,000
Other accrued expenses	17,000	15,000

	$3,559,000	$4,184,000

Note 3:  Note Receivable

The note receivable of $186,000 at December 31, 2004 was the final principal payment from the Company’s sale of its explosives business in November 2001.  The note was paid in full in August 2005.  The note was unsecured and bore interest at 8.5% per annum.

Note 4:  Stockholders’ Equity

During 2005, the Company declared dividends of $.06 per share for the first quarter and $.07 per share for each of the second, third and fourth quarters, for an aggregate of $.27 per share, or $1,864,000.  The fourth quarter dividend of $483,000 was paid in January 2006, and is included in accounts payable and accrued expenses at December 31, 2004.

During 2004, the Company declared dividends of $.05 per share for the first quarter and $.06 per share for each of the second, third and fourth quarters, for an aggregate of $.23 per share, or $1,566,000.  The fourth quarter dividend of $409,000 was paid in January 2005, and is included in accounts payable and accrued expenses at December 31, 2004.

During 2003, the Company declared dividends of $.05 per share for each of the second, third and fourth quarters, for an aggregate of $.15 per share, or $1,021,000.

In March 2005, three members of the Company’s Board of Directors each exercised options to purchase 39,500 common shares of the Company, or a total of 118,500 shares, at an exercise price of $1.4375 per share for total consideration of $170,000.  As permitted by the option agreements, the consideration was paid through the directors’ surrender to the Company of 8,182 shares each, or a total of 24,546 shares, with a then market value of $170,000.  The net result was an increase in the number of common shares outstanding of 93,954 shares.  The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.

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

During the year ended December 31, 2005, no shares were purchased by the Company under the repurchase plan.  During the year ended December 31, 2004, the Company purchased and retired 467 shares of its common stock with a total cost basis to the Company of $2,000.  During the year ended December 31, 2003, the Company purchased and retired 251,224 shares of its common stock with a total cost basis to the Company of $783,000.

Note 5:  Income Taxes

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended December 31,
	2005	2004	2003

Federal provision at statutory rate	$(895,000)	$(1,086,000)	$(892,000)
Life insurance and meals	(9,000)	(5,000)	(4,000)
Tax exempt interest income	55,000	32,000	29,000
Change in valuation allowance	—	(430,000)	(449,000)
Other	(5,000)	—	1,000

	$(854,000)	$(1,489,000)	$(1,315,000)

The total income tax benefit (provision) consists of the following:

	Years Ended December 31,
	2005	2004	2003

Current	$(1,309,000)	$(2,183,000)	$(1,435,000)
Deferred	455,000	694,000	120,000

	$(854,000)	$(1,489,000)	$(1,315,000)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2005	2004

Deferred tax assets:
Foreign income taxes and credit carryforwards	$2,893,000	$3,391,000
Other	44,000	44,000
Less valuation allowance	(1,945,000)	(2,443,000)

	992,000	992,000
Deferred tax liabilities — depreciation and amortization	(2,060,000)	(2,515,000)

	$(1,068,000)	$(1,523,000)

The Company has provided a valuation allowance for deferred tax assets attributed to foreign income tax payments and other credit carryforwards because of uncertainty regarding their realization.  During the year ended December 31, 2005, the Company wrote off $498,000 of these deferred assets against the valuation allowance.

Note 6:  Supplemental Consolidated Statements of Cash Flows Information

Amounts paid for income taxes were $1,881,000, $153,000, and $580,000 in 2005, 2004 and 2003, respectively.  The Company paid no interest in 2005, 2004 and 2003.

During 2005:

•                  The Company declared a dividend in December, which was paid in January 2006, increasing accounts payable and accrued expenses and reducing retained earnings by $483,000.

•                  The Company decreased accounts payable and accrued expenses and increased capital in excess of par value by $241,000 for the tax benefit of stock options that were exercised during the year.

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

Note 7:  Related Party Transactions

The Company performs certain management functions for Cyanco for which it receives a fee.  Management fees totaled $644,000, $538,000, and $451,000 for 2005, 2004 and 2003, respectively.

At December 31, 2005 and 2004, the Company had receivables of $63,000 and $44,000, respectively, due from Cyanco.

Note 8:  Non-Qualified Stock Option Plan

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

Information regarding the Option Plan is summarized below:

	Number of Options	Option Price per Share

Outstanding at January 1, 2003	218,500	$1.21 - $2.31
Granted	—	—
Exercised	—	—
Expired / forfeited	(10,000)	2.31

Outstanding at December 31, 2003	208,500	1.21 - 1.44
Granted	—	—
Exercised	—	—
Expired / forfeited	—	—

Outstanding at December 31, 2004	208,500	1.21 - 1.44
Granted	—	—
Exercised	(118,500)	1.44
Expired / forfeited	—	—

Outstanding at December 31, 2005	90,000	$1.21

Options exercisable and available for future grant are as follows:

	Years Ended December 31,
	2005	2004	2003

Options exercisable	90,000	208,500	208,500
Options available for grant	614,207	614,207	614,207

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
		Weighted
Range of Exercise Prices	Number Outstanding at December 31, 2005	Average Remaining Contractual Life (Years)	Weighted Average Exercise Price	Number Exercisable At December 31, 2005	Weighted Average Exercise Price

$1.21	90,000.89		$1.21	90,000	$1.21

Note 9:  Significant Unconsolidated Affiliate

The Company accounts for its 50% ownership interest in Cyanco using the equity method of accounting.  Summarized financial information of Cyanco, a significant unconsolidated affiliate of the Company, is as follows:

	Years Ended December 31,
	2005	2004	2003

Results for the year:
Gross revenues	$42,945,000	$35,842,000	$30,117,000
Gross profit	8,543,000	9,935,000	7,221,000
Net income	4,856,000	6,238,000	5,016,000

Company’s 50% equity in earnings	$2,428,000	$3,119,000	$2,509,000

Year-end financial position:
Current assets	$6,894,000	$6,575,000	$7,244,000
Non-current assets	13,448,000	15,609,000	18,782,000
Current liabilities	4,569,000	3,267,000	3,100,000
Non-current liabilities	—	—	247,000

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

The reasons that Cyanco assumed it would supply a portion of the customer’s product through at least 2008 included the following:

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

In addition, Cyanco has accelerated the amortization of the intangible assets related to this contract so that these assets were fully amortized by the end of the contract on December 31, 2005.  This has resulted in additional amortization expense to Cyanco, resulting in further reduction in the Company’s equity in earnings of the joint venture.

Note 10:  Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which is qualified under Section 401 (K) of the Internal Revenue Code.  The plan provides retirement benefits for employees meeting minimum age and service requirements.  Participants may contribute a percentage of their gross wages, subject to certain limitations.  The plan provides for discretionary matching contributions, as determined by the board of directors, to be made by the Company.  The discretionary amount contributed to the plan by the Company was $7,000, $6,000, and $5,000 for 2005, 2004 and 2003, respectively.

Note 11:  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Note 12:  Commitments and Contingencies

Foreign Income Taxes — The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past five years without final resolution.  The first phase of the audit has been completed, and the Company has been assessed additional income taxes based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and the audit has progressed to the appeals level.  The timing of the completion of the appeals process is currently uncertain.

The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2005 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  During 2005, the Company made payments to CCRA totaling $562,000 related to the audit assessments.

United States Income Taxes - The Company’s United States corporate income tax returns are currently under audit by the IRS.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  However, management of the Company believes the amounts accrued in accounts payable and accrued expenses at December 31, 2005 will be adequate for the resolution of the IRS audit.

Litigation — The Company is subject from time to time to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

As discussed previously, Cyanco is a non-corporate joint venture owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa Corporation.  The Joint Venture Agreement provides that each joint venture partner has a first right of refusal to purchase the other partner’s interest in the event the other partner transfers its interest in the joint venture to a third party.

Effective January 1, 2003, Degussa Corporation purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa AG.  CyPlus is an indirect, wholly-owned subsidiary of Degussa AG in Germany.  Degussa AG is also the direct parent of Degussa Corporation.

On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court (the case was later removed to the United States District Court for the District of Nevada) related to Degussa Corporation’s purported transfer of its joint venture interest to CyPlus and seeking commission payments owed to Cyanco under a prior distribution agreement between Cyanco and Degussa.  Winnemucca Chemicals claims that such transfer was in violation of the Joint Venture Agreement.  The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals’ rights under the Joint Venture Agreement arising out of the transfer.  This litigation has no impact on the operations of the Cyanco other than the potential recovery of commission payments.