Form 10-Q
period 2006-03-31
NEVADA CHEMICALS INC
filed 2006-04-27
CIK 356342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or non-accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐    No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of April 27, 2006 was 6,983,172.

Nevada Chemicals, Inc.

Form 10-Q

Table of Contents

Part I

Financial Information

Item 1.	Financial Statements

Condensed Consolidated Balance Sheets as of March 31, 2006 (Unaudited) and December 31, 2005

Condensed Consolidated Statements of Income for the Three Months Ended March 31, 2006 and March 31, 2005 (Unaudited)

Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2006 and March 31, 2005 (Unaudited)

Notes to Condensed Consolidated Financial Statements

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Item 3.	Quantitative and Qualitative Disclosure About Market Risk

Item 4.	Controls and Procedures

Part II

Other Information

Item 1.

Legal Proceedings

Item 2.	Changes in Securities, Use of Proceeds and Issuer Repurchases of Equity Securities

Item 6.	Exhibits

Signatures

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,228,000	$16,784,000
Receivables	103,000	94,000
Prepaid expenses	54,000	48,000

Total current assets	17,385,000	16,926,000

Investment in joint venture	9,545,000	8,975,000
Other assets	235,000	236,000

	$27,165,000	$26,137,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities — accounts payable and accrued expenses	$4,234,000	$3,559,000

Deferred income taxes	826,000	1,068,000

Total liabilities	5,060,000	4,627,000

Stockholders’ equity:
Common stock	7,000	7,000
Capital in excess of par value	3,751,000	3,751,000
Retained earnings	18,347,000	17,752,000

Total stockholders’ equity	22,105,000	21,510,000

	$27,165,000	$26,137,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Revenues and equity in earnings:
Management fee from joint venture	$198,000	$140,000
Equity in earnings of joint venture	1,570,000	694,000

Total	1,768,000	834,000

General and administrative expenses	311,000	174,000

Operating income	1,457,000	660,000

Investment and other income	150,000	92,000

Income before provision for income taxes	1,607,000	752,000

Provision for income taxes	529,000	247,000

Net income	$1,078,000	$505,000

Earnings per common share:
Basic	$0.16	$0.07

Diluted	$0.15	$0.07

Weighted average number of shares outstanding:
Basic	6,901,000	6,816,000

Diluted	6,978,000	6,890,000

Dividends declared per common share	$0.07	$0.06

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2006	2005

Cash flows from operating activities:
Net income	$1,078,000	$505,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,000	1,000
Equity in earnings of joint venture	(1,570,000)	(694,000)
Deferred income taxes	(242,000)	(186,000)
Changes in operating assets and liabilities:
Receivables	(9,000)	(17,000)
Prepaid expenses	(6,000)	(8,000)
Other assets	—	6,000
Accounts payable and accrued expenses	675,000	446,000

Net cash provided by (used in) operating activities	(73,000)	53,000

Cash flows from investing activities:
Distributions from joint venture	1,000,000	1,000,000

Cash flows from financing activities:
Payment of dividends	(483,000)	(408,000)

Net increase in cash	444,000	645,000

Cash and cash equivalents, beginning of period	16,784,000	15,972,000

Cash and cash equivalents, end of period	$17,228,000	$16,617,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

                Nevada Chemicals, Inc. (the “Company”), through its ownership in Cyanco Company (“Cyanco”), supplies chemicals to the gold mining industry in the United States.  Winnemucca Chemicals, Inc. (“Winnemucca Chemicals”), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.  The Company accounts for its investment in Cyanco using the equity method of accounting with the book value of the investment recorded at an amount that approximates the balance of the Company’s capital account as reported in the financial statements of Cyanco.  Summarized financial information for Cyanco is included in Note 3.

The interim financial information of the Company for the three-month periods ended March 31, 2006 and March 31, 2005 included herein is unaudited, and the balance sheet as of December 31, 2005 is derived from audited financial statements.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements.  Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements.  Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods.  These adjustments are of a normal recurring nature.

The results of operations for the three-month period ended March 31, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current year presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $17,072,000 and $16,484,000 as of March 31, 2006 and December 31, 2005, respectively.  Cash was $156,000 and $300,000 as of March 31, 2006 and December 31, 2005, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Short-Term Investments — Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at March 31, 2006 and December 31, 2005.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of income.

Deferred Income Taxes — As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  At March 31, 2006 the Company had reduced its deferred tax assets by recording a valuation allowance of $1,945,000 (see Note 5).

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended March 31
	2006	2005
Weighted average number of shares outstanding — basic	6,901,000	6,816,000
Dilutive effect of stock options	77,000	74,000

Weighted average number of shares outstanding — diluted	6,978,000	6,890,000

Stock-Based Compensation — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, an amendment of FASB Statements No. 123 and 95.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the Company to measure the compensation cost of stock options and other stock-based compensation to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The fair value of stock options is computed using the Black-Scholes valuation model.  No stock options were granted to employees or directors during the three months ended March 31, 2006, resulting in no impact on the consolidated financial statements of the Company for that period.

For stock options granted to employees and directors prior to January 1, 2006, the Company utilized the footnote disclosure provisions of Statement of SFAS No. 123.  SFAS No. 123 encouraged entities to adopt a fair-value based method of accounting for stock options or similar equity instruments.  However, it also allowed an entity to continue measuring compensation cost for stock-based compensation using the intrinsic-value method of accounting prescribed by APB No. 25.  The Company elected to continue to apply the provisions of APB 25 and provide pro forma footnote disclosures required by SFAS No. 123 as applicable.  The pro forma footnote disclosures required by SFAS No. 123 were not applicable during the periods presented prior to January 1, 2006 as no options were granted or vested during the periods presented.

Recent Accounting Pronouncements — The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The Company adopted SFAS No. 154 on January 1, 2006, resulting in no impact on the consolidated financial statements of the Company for the three months ended March 31, 2006.

In March 2005, the FASB issued SFAS Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47).  Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees.  FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing and settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable.  FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability.  FIN. 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises).  Cyanco’s operations are subject to environmental regulations of the State of Nevada, and Cyanco is required to perform ongoing monitoring, testing and reporting activities at its manufacturing facility, the costs of which are expensed as incurred.  Cyanco has potential asset retirement obligations related to its manufacturing facility; however, Cyanco is unaware of any legal obligation.  Although the timing of the performance of any asset retirement obligation is conditional on the facility undergoing major renovations, being demolished or sold, potential regulations may create a duty or responsibility for the Company to properly clean up the site.  Currently, there is an indeterminate settlement date for the asset retirement obligation because the range of time over which Cyanco may settle the obligation is unknown or cannot be estimated.  Therefore, Cyanco cannot reasonably estimate the fair value of a liability, and has not recorded a liability for asset retirement obligations through March 31, 2006, resulting in no impact on the consolidated financial statements of the Company for the three months ended March 31, 2006 and the year ended December 31, 2005.

NOTE 3.  INVESTMENT IN JOINT VENTURE

Summarized financial information for Cyanco is as follows:

	Three Months Ended March 31,
	2006	2005

Revenues	$13,195,000	$9,325,000
Costs and expenses	10,055,000	7,937,000
Net income before taxes	3,140,000	1,388,000
Company’s equity in earnings	1,570,000	694,000

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

NOTE 4.  DIVIDENDS

In March 2006, the Company declared a cash dividend of $.07 per share on a total of 6,901,406 outstanding shares of record as of March 20, 2006, payable on April 4, 2006.  As of March 31, 2006, dividends payable of approximately $483,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In January 2006, the Company paid dividends of approximately $483,000, which were declared in December 2005.  In January 2005, the Company paid dividends of approximately $408,000, which were declared in December 2004.

NOTE 5.  INCOME TAXES

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

The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2006 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

The Company’s United States corporate income tax returns are currently under audit by the IRS.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  However, management of the Company believes the amounts accrued in accounts payable and accrued expenses at March 31, 2006 will be adequate for the resolution of the IRS audit

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2006	December 31, 2005

Deferred tax assets:
Foreign income taxes and credit carryforwards	$2,893,000	$2,893,000
Other	44,000	44,000
Less valuation allowance	(1,945,000)	(1,945,000)

	992,000	992,000
Deferred tax liabilities — depreciation and amortization	(1,818,000)	(2,060,000)

	$(826,000)	$(1,068,000)

Due to uncertainties surrounding the realization of the benefit of certain foreign tax payments, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion in paragraph 17.e of SFAS No. 109.  Therefore, as of March 31, 2006, the Company recorded a valuation allowance of $1,945,000 relating to the foreign income tax payments and accruals.

NOTE 6.  SUBSEQUENT EVENTS

In April 2006, each of the five members of the Company’s Board of Directors was granted options to purchase 21,000 shares of the Company’s common stock.  The options are exercisable at $8.28 per share, the market price of the Company’s common stock on the date of grant, for a period of five years.

In April 2006, three members of the Company’s Board of Directors each exercised options to purchase 30,000 shares of the Company’s common stock at $1.21 per share, for total consideration of $108,900.  One director paid $36,300 cash to exercise his options. The other directors surrendered 4,347 and 3,887 shares of the Company’s common stock, respectively, with a combined market value of $72,600 as consideration for the exercise of their options, as permitted by the underlying stock option agreement.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the condensed consolidated statements of income for the three months ended March 31, 2006 and March 31, 2005 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three months ended March 31, 2006 and March 31, 2005 is presented in Note 3 to the Company’s condensed consolidated financial statements.

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

All of Cyanco’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  It should be noted that each large mining concern may have multiple operating properties within Cyanco’s operating region.  A loss of one or more of these customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, such losses of customers due to mine closures are not currently expected to occur, based on existing gold prices.  With increasing gold prices, existing gold mining operations tend to expand and new or old mines are opened.  The reverse is true with falling gold prices.

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

•                  Stock-Based Compensation

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

Short-Term Investments - The Company’s current assets at March 31, 2006 were comprised primarily of cash and cash equivalents of $17,228,000.  Investments with scheduled original maturities of three months or less are recorded as cash equivalents.  Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at March 31, 2006 or December 31, 2005.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of income.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  At March 31, 2006 the Company had reduced its deferred tax assets by recording a valuation allowance of $1,945,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Stock-Based Compensation - On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of the Company’s common stock, risk-free interest rates, requisite service periods, and assumptions made by the Company regarding the assumed life and vesting of stock options and stock-based awards.  As new options or stock-based awards are granted and vest, additional non-cash compensation expense will be recorded by the Company.

Results of Operations

Equity in earnings of Cyanco increased $876,000, or 126%, to $1,570,000 in the three months ended March 31, 2006 compared to $694,000 in the three months ended March 31, 2005.  Cyanco revenues increased $3,870,000, or 42%, to $13,195,000 in the three months ended March 31, 2006 compared to $9,325,000 in the three months ended March 31, 2005.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco experienced significant increases in raw material costs in the latter part of 2005, that have somewhat leveled out in the first three months of 2006.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers and the obligation to pass on decreases.  However, price changes to Cyanco’s customers often lag the changes in the cost of raw materials by two to four months.  This “lag effect” resulted in Cyanco realizing a higher price per pound for sodium cyanide sold during the three months ended March 31, 2006.  In addition, new business during the first quarter of 2006 that replaced a significant contract that expired December 31, 2005 has generated higher profit margins.  Cyanco’s costs and expenses increased $2,118,000, or 27%, to $10,055,000 in the three months ended March 31, 2006 compared to $7,937,000 in the three months ended March 31, 2005.  The increase in operating costs in the current year resulted primarily from the higher volumes of product sold and the increase in the cost of certain key raw material costs compared to the first three months of last year.  As a result, Cyanco’s net income before taxes (on a 100% basis) increased $1,752,000, or 126%, to $3,140,000 during the three months ended March 31, 2006 compared to $1,388,000 in the three months ended March 31, 2005.

Management fee income from Cyanco increased $58,000, or 42%, to $198,000 in the three months ended March 31, 2006 compared to $140,000 in the three months ended March 31, 2005, due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $58,000, or 63%, to $150,000 in the three months ended March 31, 2006 compared to $92,000 in the three months ended March 31, 2005.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period and to more favorable rates realized during the current year.

General and administrative expenses increased $137,000, or 79%, to $311,000 in the three months ended March 31, 2006 compared to $174,000 in the three months ended March 31, 2005.  This increase is due to primarily to increases in professional fees and other expenses related to income tax audits, the dispute with the Company’s Cyanco joint venture partner, and Sarbanes — Oxley Act compliance activities.

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

The Company believes the amounts that it has accrued and included in its consolidated financial statements under accounts payable and accrued expenses at March 31, 2006 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

The Company’s United States corporate income tax returns are currently under audit by the IRS.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  However, management of the Company believes the amounts accrued in accounts payable and accrued expenses at March 31, 2006 will be adequate for the resolution of the IRS audit.

Liquidity and Capital Resources

At March 31, 2006, the liabilities of the Company consisted of current liabilities of $4,234,000 and deferred income taxes of $826,000.  Current liabilities consisted of trade accounts payable of $64,000, dividends payable of $483,000 and accrued expenses (comprised primarily of accrued income taxes) of $3,687,000.  These current liabilities compare favorably to total current assets of $17,385,000 at March 31, 2006.  Current assets were comprised primarily of cash and cash equivalents of $17,228,000.

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

Net cash used in operating activities for the three months ended March 31, 2006 was $(73,000) compared to net cash provided by operating activities of $53,000 for the three months ended March 31, 2005.  This increase in net cash used in operations is due primarily to the increase general and administrative expenses, as discussed above.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities was $1,000,000 for the three months ended March 31, 2006 and the three months ended March 31, 2005, consisting of distributions from Cyanco.

Net cash used in financing activities was $(483,000) and $(408,000) for the three months ended March 31, 2006 and the three months ended March 31, 2005, respectively, consisting of the payment of dividends.

The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

The Company’s operations have not been, and are not expected to be, materially effected by inflation.

Forward Looking Statements

Within this quarterly report on Form 10-Q, including the discussion in this Item 2, there are forward-looking statements made in an effort to inform the reader of management’s expectation of future events.  These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results.  The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco’s customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco; decisions made by Cyanco’s customers with respect to the use or sourcing of sodium cyanide used in their operations; changes in world supply and demand for commodities, particularly gold; political, environmental, regulatory, economic and financial risks; major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically; competition; and the continued availability of qualified technical and other professional employees of the Company and Cyanco. Many of these risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks.  Consequently, the actual results could differ materially from those indicated in the statements made.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at March 31, 2006 of $17,228,000 was outstanding during the 2006 year, a 1% change in interest rates would result in a change of annual earnings of approximately $172,000.

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2006.  Based on this evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective as of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting

During the course of an audit of the Company’s corporate income tax returns by the IRS, the Company determined in 2005 that certain income tax provisions and related balance sheet accounts and disclosures associated with accruals and payments of foreign income taxes had previously been inaccurately presented in the Company’s consolidated financial statements.  The errors commenced in 2001 in connection with the sale by the Company of its explosives business, including substantially all of its foreign operations, and related to the incorrect recognition of the benefit of foreign tax credits in the Company’s consolidated financial statements.  As a result, the consolidated financial statements as of December 31, 2004, and 2003, and each of the three years in the period ended December 31, 2004, and the subsequent interim fiscal periods of March 31, 2005 and June 30, 2005 were restated.

As a result, management identified a material weakness in the Company’s controls over financial reporting as of December 31, 2005 relating to the accounting for and disclosure of income taxes.  The Company continued to improve its internal controls over financial reporting related to accounting for income taxes during the first quarter of fiscal 2006, permitting it to conclude that its disclosure controls and procedures were effective as of March 31, 2006.  These additional controls include the engagement of a tax professional to perform a second review of all significant United States and foreign income tax matters and their impact on the consolidated financial statements of the Company, including appropriate footnote disclosures; the continued evaluation by the Audit Committee of the Board of Directors of the service capabilities of all accounting and tax professionals; and additional training in the treatment and accounting for income taxes for the Chief Financial Officer of the Company.  Other than as a described in the foregoing, there were no changes in the internal control over financial reporting of the Company during the quarter ended March 31, 2006 or since the date of the last evaluation that materially affect or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Company is, from time to time, subject to legal proceedings arising out of the normal conduct of its business, which the Company believes are not material to its financial position or results of operations.

As discussed previously, Cyanco is a non-corporate joint venture owned 50 percent by Winnemucca Chemicals, a wholly-owned subsidiary of the Company, and 50 percent by Degussa Corporation.  The Joint Venture Agreement provides a first right of refusal to purchase the other partner’s interest in the event the other partner transfers its interest in the joint venture to a third party.

Effective January 1, 2003, Degussa Corporation purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa AG.  CyPlus is an indirect, wholly-owned subsidiary of Degussa AG in Germany.  Degussa AG is also the direct parent of Degussa Corporation.

On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court (the case was later removed to the United States District Court for the District of Nevada) related to Degussa Corporation’s purported transfer of its joint venture interest to CyPlus and seeking commission payments owed to Cyanco under a prior distribution agreement between Cyanco and Degussa Corporation. (Case No.: CV-N-04-364-ECR (RAM), WINNEMUCCA CHEMICALS, INC. f/k/a NEVADA CHEMICALS, INC., a Nevada Corporation, vs, DEGUSSA CORPORATION, an Alabama corporation, and CYPLUS CORPORATION, a Delaware corporation).  Winnemucca Chemicals claims the transfer of the joint venture interest was in violation of the Joint Venture Agreement.  The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals’ rights under the Joint Venture Agreement arising out of the transfer.  This litigation has no impact on the operations of Cyanco other than the potential recovery of commission payments.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.  During the three-month period ended March 31, 2006, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 6.  Exhibits

Exhibit 11 — Statement re: computation of per share earnings (included in notes to condensed consolidated financial statements)

Exhibit 31.1 — Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 32.2 — Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 99.1 — Press Release Dated April 27, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CHEMICALS, INC.
(Registrant)

April 27, 2006	/s/ John T. Day
(Date)	John T. Day, President (principal executive officer)

April 27, 2006	/s/ Dennis P. Gauger
(Date)	Dennis P. Gauger,
Chief Financial Officer (principal financial and accounting officer)