Form 10-Q
period 2006-06-30
NEVADA CHEMICALS INC
filed 2006-08-01
CIK 356342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2006

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

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of August 1, 2006 was 6,983,172.

Nevada Chemicals, Inc.
Form 10-Q
Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.
Condensed Consolidated Balance Sheets

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$17,309,000	$16,784,000
Receivables	92,000	94,000
Prepaid expenses	50,000	48,000

Total current assets	17,451,000	16,926,000

Investment in joint venture	9,385,000	8,975,000
Other assets	236,000	236,000

	$27,072,000	$26,137,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities — accounts payable and accrued expenses	$4,273,000	$3,559,000

Deferred income taxes	477,000	1,068,000

Total liabilities	4,750,000	4,627,000

Stockholders’ equity:
Common stock	7,000	7,000
Capital in excess of par value	4,285,000	3,751,000
Retained earnings	18,030,000	17,752,000

Total stockholders’ equity	22,322,000	21,510,000

	$27,072,000	$26,137,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Three Months Ended June 30,
	2006	2005

Revenues and equity in earnings:
Management fee from joint venture	$203,000	$156,000
Equity in earnings of joint venture	1,840,000	566,000

Total	2,043,000	722,000

General and administrative expenses	519,000	249,000

Operating income	1,524,000	473,000

Investment and other income	154,000	114,000

Income before provision for income taxes	1,678,000	587,000

Provision for income taxes	1,437,000	192,000

Net income	$241,000	$395,000

Earnings per common share:
Basic	$0.03	$0.06

Diluted	$0.03	$0.06

Weighted average number of shares outstanding:
Basic	6,963,000	6,901,000

Diluted	6,973,000	6,975,000

Dividends declared per common share	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.
Condensed Consolidated Statements of Income
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Revenues and equity in earnings:
Management fee from joint venture	$401,000	$295,000
Equity in earnings of joint venture	3,410,000	1,260,000

Total	3,811,000	1,555,000

General and administrative expenses	830,000	423,000

Operating income	2,981,000	1,132,000

Investment and other income	304,000	207,000

Income before provision for income taxes	3,285,000	1,339,000

Provision for income taxes	1,966,000	439,000

Net income	$1,319,000	$900,000

Earnings per common share:
Basic	$0.19	$0.13

Diluted	$0.19	$0.13

Weighted average number of shares outstanding:
Basic	6,932,000	6,859,000

Diluted	6,936,000	6,932,000

Dividends declared per common share	$0.15	$0.13

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2006	2005

Cash flows from operating activities:
Net income	$1,319,000	$900,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,000	1,000
Stock option expense	269,000	—
Equity in earnings of joint venture	(3,410,000)	(1,260,000)
Deferred income taxes	(591,000)	(301,000)
Changes in operating assets and liabilities:
Receivables	2,000	(25,000)
Prepaid expenses	(2,000)	(10,000)
Other assets	(1,000)	6,000
Accounts payable and accrued expenses	868,000	496,000

Net cash used in operating activities	(1,545,000)	(193,000)

Cash flows from investing activities:
Distributions from joint venture	3,000,000	2,000,000

Cash flows from financing activities:
Exercise of stock options	36,000	—
Payment of dividends	(966,000)	(1,305,000)

Net cash used in financing activities	(930,000)	(1,305,000)

Net increase in cash	525,000	502,000

Cash and cash equivalents, beginning of period	16,784,000	15,972,000

Cash and cash equivalents, end of period	$17,309,000	$16,474,000

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

The interim financial information of the Company for the three-month and six-month periods ended June 30, 2006 and June 30, 2005 included herein is unaudited, and the balance sheet as of December 31, 2005 is derived from audited financial statements.  These condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States for interim financial statements.  Accordingly, they do not include all the information and disclosures normally required by accounting principles generally accepted in the United States for complete financial statements.  Such financial information reflects all adjustments, which are, in the opinion of management, necessary for a fair presentation of results for the interim periods. These adjustments are of a normal recurring nature.

The results of operations for the three-month and six-month periods ended June 30, 2006 are not necessarily indicative of the results to be expected for the full year.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current period presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $17,092,000 and $16,484,000 as of June 30, 2006 and December 31, 2005, respectively.  Cash was $217,000 and $300,000 as of June 30, 2006 and December 31, 2005, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Short-Term Investments - Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at June 30, 2006 and December 31, 2005.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of income.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheets.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Through June 30, 2006 the Company had reduced its deferred tax assets by recording a valuation allowance of $1,945,000 (see Note 6).

Revenue Recognition — The Company’s revenues and equity in earnings consist primarily of earnings from Cyanco based on the equity method of accounting and management fees from Cyanco.  Equity in net earnings of Cyanco is based on the Company’s 50% ownership in Cyanco, and is calculated and recognized at the end of each month.  Management fee income from Cyanco is recognized monthly based on the Cyanco joint venture agreement.

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005
Weighted average number of shares outstanding — basic	6,963,000	6,901,000	6,932,000	6,859,000
Dilutive effect of stock options	10,000	74,000	4,000	73,000

Weighted average number of shares outstanding — diluted	6,973,000	6,975,000	6,936,000	6,932,000

Recent Accounting Pronouncements —

The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The provisions of FIN 48 will be effective for the Company on January 1, 2007.  Earlier application by the Company is not permitted because the Company previously issued interim financial statements during 2006.  The provisions of FIN 48 are to be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 should be reported as an adjustment to the opening balance of retained earnings (or other appropriate components of equity) for the fiscal year of adoption.  The Company has not yet determined the potential financial statement impact of adopting FIN 48.

The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The Company adopted SFAS No. 154 on January 1, 2006, resulting in no impact on the consolidated financial statements of the Company for the three months and six months ended June 30, 2006.

In March 2005, the FASB issued Financial Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations, an Interpretation of FASB Statement No. 143 (FIN 47).  Asset retirement obligations are legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal operation of a long-lived asset, except for certain obligations of lessees.  FIN 47 clarifies that liabilities associated with asset retirement obligations whose timing and settlement method are conditional on future events should be recorded at fair value as soon as fair value is reasonably estimable.  FIN 47 also provides guidance on the information required to reasonably estimate the fair value of the liability.  FIN 47 is effective no later than the end of fiscal years ending after December 15, 2005 (December 31, 2005, for calendar-year enterprises).  Cyanco’s operations are subject to environmental regulations of the State of Nevada, and Cyanco is required to perform ongoing monitoring, testing and reporting activities at its manufacturing facility, the costs of which are expensed as incurred.  Cyanco has potential asset retirement obligations related to its manufacturing facility; however, Cyanco is unaware of any legal obligation requiring specific actions.  Typically, the timing of the performance of any asset retirement obligation is conditional on the facility undergoing major renovations, being demolished or sold.  However, the adoption of regulations in the future may create a duty or responsibility for Cyanco to remediate the site at any time.  Currently, Cyanco is unable to estimate the fair value of any asset retirement obligation because the range of time over which Cyanco may settle the obligation and the specific requirements for remediation are unknown.  Therefore, Cyanco has not recorded a liability for asset retirement obligations through June 30, 2006, resulting in no impact on the consolidated financial statements of the Company for the three months and six months ended June 30, 2006 and the year ended December 31, 2005.

NOTE 3.  INVESTMENT IN JOINT VENTURE

Summarized financial information for Cyanco is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2006	2005	2006	2005

Revenues	$13,566,000	$10,363,000	$26,761,000	$19,688,000
Costs and expenses	9,886,000	9,231,000	19,941,000	17,168,000
Net income before taxes	3,680,000	1,132,000	6,820,000	2,520,000
Company’s equity in earnings	1,840,000	566,000	3,410,000	1,260,000

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

NOTE 4.  STOCK OPTIONS AND STOCK-BASED COMPENSATION

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for its stock option plan following the recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based compensation expense had been reflected in the Company’s consolidated statements of income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123(R), Share Based Payments.  This statement revised SFAS No. 123 by eliminating the option to account for employee stock options under APB No. 25 and requires companies to measure the cost of employee services received in exchange for awards of equity instruments based on the grant-date fair value of those awards and to recognize the compensation expense over the requisite service period for the awards expected to vest.

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  The outstanding stock options at January 1, 2006 were fully vested when granted in 2001.  Since the Company had no unvested stock options outstanding as of January 1, 2006, there was no financial statement impact for the three months and six months ended June 30, 2006 for options issued prior to January 1, 2006.  Similarly, no pro-forma footnote disclosures in accordance with SFAS No. 123 were presented for the three months and six months ended June 30, 2005, and results of operations for the three months and six months ended June 30, 2006 have not been restated.

In April 2006, each of the five members of the Company’s Board of Directors was granted options to purchase 21,000 shares of the Company’s common stock.  The options vested immediately, and are exercisable for a period of five years at $8.28 per share, the market price of the Company’s common stock on the date of grant.  The Company estimated the grant-date fair value of these options at $269,000 using the Black-Scholes option pricing model, and included the entire amount in general and administrative expenses for the three months and six months ended June 30, 2006.  The assumptions used the Black-Scholes option pricing model were as follows:

Expected dividend yield	3.40%
Expected stock price volatility	40.02%
Risk-free interest rate	4.85%
Expected life of options	5 years

In April 2006, three members of the Company’s Board of Directors each exercised options to purchase 30,000 shares of the Company’s common stock at $1.21 per share, for total consideration of approximately $109,000.  One director paid $36,000 cash to exercise his options. The other directors surrendered 4,347 and 3,887 shares of the Company’s common stock, respectively, with a combined market value of approximately $73,000 as consideration for the exercise of their options, as permitted by the underlying stock option agreement.  The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.  The Company recorded an increase to capital in excess of par value of $229,000 in April 2006 for the estimated income tax benefit of the exercise the stock options.

The following table summarizes the stock option activity during the six months ended June 30, 2006:

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	90,000	$1.21
Granted	105,000	8.28
Exercised	(90,000)	1.21
Forfeited	—

Outstanding at June 30, 2006, all vested and exercisable	105,000	$8.28	4.76	$70,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $8.95 as of June 30, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of June 30, 2006, there were no non-vested options and therefore no future compensation cost related to non-vested options not yet recognized in the Company’s consolidated statements of income.

NOTE 5.  DIVIDENDS

In May 2006, the Company declared a cash dividend of $.08 per share on a total of 6,983,172 outstanding shares of record as of June 15, 2006, which was paid on July 3, 2006.  As of June 30, 2006, dividends payable of approximately $559,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.  In March 2006, the Company declared a cash dividend of approximately $483,000, or $.07 per share, on a total of 6,901,406 outstanding shares of record as of March 20, 2006, which as paid on April 4, 2006.

In January 2006, the Company paid dividends of approximately $483,000, which were declared in December 2005.

NOTE 6.  INCOME TAXES

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past five years without final resolution.  The first phase of the audit has been completed, and the Company has been assessed additional income taxes and interest based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and the audit has progressed to the appeals level.  The timing of the completion of the appeals process is currently uncertain.

Certain of the Company’s United States corporate income tax returns are currently under audit by the IRS.  Based on meetings and discussions with the IRS through the date of this filing, the Company believes that it will be assessed additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

During the three months ended June 30, 2006, the Company accrued and expensed an additional $883,000 related to these income tax audits.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at June 30, 2006 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2006	December 31, 2005
Deferred tax assets:
Foreign income taxes and credit carryforwards	$2,893,000	$2,893,000
Stock-based compensation	92,000	—
Other	43,000	44,000
Less valuation allowance	(1,945,000)	(1,945,000)

	1,083,000	992,000
Deferred tax liabilities — depreciation and amortization	(1,560,000)	(2,060,000)

	$(477,000)	$(1,068,000)

Due to uncertainties surrounding the realization of the benefit of certain foreign tax payments, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion in paragraph 17.e of SFAS No. 109.  Therefore, through June 30, 2006, the Company had recorded a valuation allowance of $1,945,000 relating to the foreign income tax payments and accruals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the condensed consolidated statements of income for the three months and six months ended June 30, 2006 and June 30, 2005 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three months and six months ended June 30, 2006 and June 30, 2005 is presented in Note 3 to the Company’s unaudited condensed consolidated financial statements.

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

Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Cyanco assesses the recoverability of the long-lived assets related to customer relationships by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts, using assumptions concerning the following factors:

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

Short-Term Investments - The Company’s current assets at June 30, 2006 were comprised primarily of cash and cash equivalents of $17,309,000.  Investments with scheduled original maturities of three months or less are recorded as cash equivalents.  Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at June 30, 2006 or December 31, 2005.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of income.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

Accounting for Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  Through June 30, 2006 the Company had reduced its deferred tax assets by recording a valuation allowance of $1,945,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at June 30, 2006 will be adequate for the resolution of the audits.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  The Company reviews the accrued amount at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made.

Stock-Based Compensation - On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company’s current practice is to grant options to members of its Board of Directors that vest immediately, resulting in reporting the entire compensation expense for the options in the period that they are granted.  During the three months and six months ended June 30, 2006, the Company reported compensation expense of $269,000 for stock options issued to directors in April 2006.  The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, including the volatility of the market price of the Company’s common stock, risk-free interest rates, requisite service periods, and assumptions made by the Company regarding the assumed life and vesting of stock options and stock-based awards.  As new options or stock-based awards are granted and vest, additional non-cash compensation expense will be recorded by the Company.

Results of Operations

Three Months Ended June 30, 2006

Equity in earnings of Cyanco increased $1,274,000, or 225%, to $1,840,000 in the three months ended June 30, 2006 compared to $566,000 in the three months ended June 30, 2005.  Cyanco revenues increased $3,203,000, or 31%, to $13,566,000 in the three months ended June 30, 2006 compared to $10,363,000 in the three months ended June 30, 2005.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  In addition, new business during 2006 that replaced a significant contract that expired December 31, 2005 has generated higher profit margins.  Cyanco’s costs and expenses increased $655,000, or 7%, to $9,886,000 in the three months ended June 30, 2006 compared to $9,231,000 in the three months ended June 30, 2005.  Operating costs for the prior year included an impairment loss of $536,000 recorded by Cyanco in the three months ended June 30, 2005.  The increase in operating costs in the three months ended June 30, 2006 resulted primarily from the higher volumes of product sold and the increase in the cost of certain key raw material costs compared to the same three-month period of last year.  As a result, Cyanco’s net income before taxes (on a 100% basis) increased $2,548,000, or 225%, to $3,680,000 during the three months ended June 30, 2006 compared to $1,132,000 in the three months ended June 30, 2005.

Management fee income from Cyanco increased $47,000, or 30%, to $203,000 in the three months ended June 30, 2006 compared to $156,000 in the three months ended June 30, 2005, due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $40,000, or 35%, to $154,000 in the three months ended June 30, 2006 compared to $114,000 in the three months ended June 30, 2005.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period and to more favorable rates realized during the current year.

General and administrative expenses increased $270,000, or 108%, to $519,000 in the three months ended June 30, 2006 compared to $249,000 in the three months ended June 30, 2005.  This increase is due to primarily to the non-cash, stock-based compensation expense of $269,000 resulting from the grant of directors’ stock options in April 2006.

Six Months Ended June 30, 2006

Equity in earnings of Cyanco increased $2,150,000, or 171%, to $3,410,000 in the six months ended June 30, 2006 compared to $1,260,000 in the six months ended June 30, 2005.  Cyanco revenues increased $7,073,000, or 36%, to $26,761,000 in the six months ended June 30, 2006 compared to $19,688,000 in the six months ended June 30, 2005.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco experienced significant increases in raw material costs in the latter part of 2005, that have somewhat leveled out in 2006.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers and the obligation to pass on decreases.  However, price changes to Cyanco’s customers often lag the changes in the cost of raw materials by two to four months.  This “lag effect” resulted in Cyanco realizing a higher price per pound for sodium cyanide sold during the first three months of 2006.  In addition, new business during 2006 that replaced a significant contract that expired December 31, 2005 has generated higher profit margins.  Cyanco’s costs and expenses increased $2,773,000, or 16%, to $19,941,000 in the six months ended June 30, 2006 compared to $17,168,000 in the six months ended June 30, 2005.  Operating costs for the prior year included an impairment loss of $536,000 recorded by Cyanco in the six months ended June 30, 2005.  The increase in operating costs in the current year resulted primarily from the higher volumes of product sold and the increase in the cost of certain key raw material costs compared to the first six months of last year.  As a result, Cyanco’s net income before taxes (on a 100% basis) increased $4,300,000, or 171%, to $6,820,000 during the six months ended June 30, 2006 compared to $2,520,000 in the six months ended June 30, 2005.

Management fee income from Cyanco increased $106,000, or 36%, to $401,000 in the six months ended June 30, 2006 compared to $295,000 in the six months ended June 30, 2005, due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $97,000, or 47%, to $304,000 in the six months ended June 30, 2006 compared to $207,000 in the six months ended June 30, 2005.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period and to more favorable rates realized during the current year.

General and administrative expenses increased $407,000, or 96%, to $830,000 in the six months ended June 30, 2006 compared to $423,000 in the six months ended June 30, 2005.  This increase is due to primarily to the non-cash, stock-based compensation expense of $269,000 resulting from the grant of directors’ stock options in April 2006 and to increases in professional fees and other expenses related to income tax audits, the dispute with the Company’s Cyanco joint venture partner, and Sarbanes — Oxley Act compliance activities.

Income Taxes

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past five years without final resolution.  The first phase of the audit has been completed, and the Company has been assessed additional income taxes and interest based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and the audit has progressed to the appeals level.  The timing of the appeals process is currently uncertain.

Certain of the Company’s United States corporate income tax returns are currently under audit by the IRS.  Based on meetings and discussions with the IRS through the date of this filing, the Company believes that it will be assessed additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

The results of operations for the three-month and six-month periods ended June 30, 2006 have been negatively impacted by the Company accruing and expensing an additional $883,000 related to these income tax audits in the three-month period ended June 30, 2006.  As a result, the Company recorded a provision for income taxes of $1,437,000 and $1,966,000 for the three-month and six-month periods ended June 30, 2006, amounts larger than expected levels of income tax expense for these periods.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at June 30, 2006 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Liquidity and Capital Resources

At June 30, 2006, the liabilities of the Company consisted of current liabilities of $4,273,000 and deferred income taxes of $477,000.  Current liabilities consisted of trade accounts payable of $19,000, dividends payable of $559,000 and accrued expenses (comprised primarily of accrued income taxes) of $3,695,000.  These current liabilities compare favorably to total current assets of $17,451,000 at June 30, 2006.  Current assets were comprised primarily of cash and cash equivalents of $17,309,000.

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

Net cash used in operating activities for the six months ended June 30, 2006 was $1,545,000 compared to net cash used in operating activities of $193,000 for the six months ended June 30, 2005.  This increase in net cash used in operations is due primarily to the increased general and administrative expenses other than stock-based compensation, as discussed above and to payments of estimated income taxes during the first six months of 2006.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities was $3,000,000 for the six months ended June 30, 2006 and $2,000,000 for the six months ended June 30, 2005, consisting of distributions from Cyanco.  The increase in Cyanco distributions in the current year is due to the increased earnings of Cyanco as discussed above.

Net cash used in financing activities was $930,000 for the six months ended June 30, 2006, consisting of the payment of dividends of $966,000 offset by proceeds from the exercise of stock options of $36,000.  Net cash used in financing activities was $1,305,000 for the six months ended June 30, 2005, consisting of the payment of dividends.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at June 30, 2006 of $17,309,000 was outstanding during the 2006 year, a 1% change in interest rates would result in a change of annual earnings of approximately $173,000.

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2006.  Based on this evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective as of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2006 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court (the case was later removed to the United States District Court for the District of Nevada) related to Degussa Corporation’s purported transfer of its joint venture interest to CyPlus and seeking commission payments owed to Cyanco under a prior distribution agreement between Cyanco and Degussa Corporation (WINNEMUCCA CHEMICALS, INC. f/k/a/ NEVADA CHEMICALS, INC., a Nevada corporation, vs. DEGUSSA CORPORATION, an Alabama corporation, and CYPLUS CORPORATION, a Delaware corporation.  Case No.: CV-N-04-364-ECR (RAM)).  Winnemucca Chemicals claims the transfer of the joint venture interest was in violation of the Joint Venture Agreement.  The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals’ rights under the Joint Venture Agreement arising out of the transfer.  This litigation has no impact on the operations of Cyanco other than the potential recovery of commission payments owed to Cyanco for dry product sales in the exclusive Cyanco marketing area.

Item 1A.  Risk Factors.

Future changes to tax accruals or the final resolution of tax audits may adversely affect the results of operations in applicable periods.

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company has accrued and estimated amounts for the potential outcome of these audits, but there can be no assurance that such costs will not ultimately exceed the current estimate.  The Company reviews the accrued amounts at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made.  Consequently, the Company’s results of operations for any particular period may be affected by these adjustments, unrelated to the results of the current business operations of the Company for that period, which may affect the price for the Company’s common shares in the trading market.

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.  During the three-month and six-month periods ended June 30, 2006, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 4.  Submission of Matters to a Vote of Security Holders

On May 3, 2006, the annual meeting of shareholders was held.  The shareholders voted, either in person or by proxy, to elect five directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified, and to ratify the appointment of Tanner LC to be the Company’s independent registered public accountants for the year ending December 31, 2006.  The directors elected were Dr. John T. Day, Nathan L. Wade, E. Bryan Bagley, James E. Solomon and M. Garfield Cook.  The results of the shareholder vote were as follows:

Five directors receiving most votes:
Dr. John T. Day	6,464,141
Nathan L. Wade	6,460,898
E. Bryan Bagley	6,459,693
James E. Solomon	6,407,161
M. Garfield Cook	6,406,161

	For	Against	Abstain
Ratification of the appointment of Tanner LC as independent registered public accountants	6,383,624	8,506	75,027

Item 6.  Exhibits

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

Exhibit 4.1- 1988 Nonqualified Stock Option Plan, as amended through May 19, 1999 (incorporated by reference from the Form 10-K filed by the Company for the fiscal year ended December 31, 1999).

Exhibit 11 — Statement re: computation of per share earnings (included in notes to condensed consolidated financial statements)

Exhibit 31.1 — Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 32.2 — Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 99.1 — Press Release Dated July 31, 2006

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CHEMICALS, INC.
(Registrant)

August 1, 2006	/s/ John T. Day
(Date)	John T. Day, President (principal executive officer)

August 1, 2006	/s/ Dennis P. Gauger
(Date)	Dennis P. Gauger,
Chief Financial Officer (principal financial and accounting officer)