Form 10-K
period 2006-12-31
NEVADA CHEMICALS INC
filed 2007-03-29
CIK 356342

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)

☒                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. (See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Based on the closing sales price of June 30, 2006, the aggregate market value of the Common Stock held by non-affiliates was $31,135,000 (3,542,041 shares estimated to be held by non-affiliates). Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐  No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of March 29, 2007 was 6,983,172.

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

The Company’s operating revenues consist mainly of earnings from Cyanco based on the equity method of accounting and management fee income from Cyanco.  In addition to income from Cyanco operations, the Company earns interest income on the Company’s cash and cash equivalents.

Cyanco Joint Venture Interest

Cyanco is a 50/50 joint venture between the Company and Degussa Corporation, a wholly owned subsidiary of Degussa GmbH, a German company.  Cyanco produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant.  Cyanco services the western U.S. gold mining industry, primarily located in Nevada, selling sodium cyanide for use in leaching precious metals in mining operations.  There are principally two types of products marketed to gold mines for the leaching process: (1) a solid “briquette” sodium cyanide product that requires handling and physical dissolution before use, and (2) the type provided by Cyanco, a liquid sodium cyanide which provides for greater personal and environmental safety and comes to the mining customer ready to use.

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

Demand for the sodium cyanide manufactured by Cyanco is dependent on the level of gold mining activity in the geographic area it services.  The level of gold mining activity is dependent to some extent on the price of gold.  Over the past five years, the market price of gold has generally increased from a low of $256 per ounce in February 2001 to as high as $725 per ounce in May 2006.  Since then, the price of gold has pulled back, but has remained above $500 per ounce.  If the price of gold continues at these higher values, the gold mining community may be induced to expand exploration and production activities.  In such event, the demand for sodium cyanide in Cyanco’s market area should remain relatively stable or possibly increase in the foreseeable future.

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

Dependence on Customers

All of the Company’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  During 2006, Cyanco had sales to two customers representing 49%, and 34% of total sales.  It should be noted that each large mining concern may have multiple operating properties within Cyanco’s operating region.  A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend one or all of its mining operations.  However, management does not currently expect losses of customers due to mine closures based on prevailing gold prices.

Patents, Trademarks and Licenses

In March 1989, Cyanco obtained from Mitsubishi Gas Chemical Company, Inc., a Japanese corporation, in consideration for payment of a one-time license fee, a perpetual license for a process and related technical information covering the manufacture of hydrogen cyanide for use in the manufacture of liquid sodium cyanide at the Cyanco plant.  The license is a nonexclusive, nonsublicensable and nontransferable right to use the technology at the Cyanco plant, and is materially important to the plant’s operation.  The Company developed a patent issued during 2000 for the production and transportation of a “wet-cake” cyanide product which may be used by Cyanco in expanding its freight-logical market.

The Company has commenced research and development activities related to improved process efficiencies in the mining chemicals industry.

Raw Materials

Cyanco has historically not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its products.  In the present environment, raw material availability could be impacted for short periods of time, but Cyanco does not expect significant difficulty in obtaining raw materials for the longer term.  Cyanco must compete with other markets for a major portion of its raw materials (primarily ammonia, caustic soda, natural gas and electricity).  The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural and other commercial users.  Cyanco has historically entered into long-term contracts for the transportation of natural gas to the Cyanco facility.  Cyanco has not had significant difficulty in obtaining the other necessary raw materials since there are alternative sources of supply.  Cyanco has experienced, however, wide fluctuations in the cost of raw materials, primarily driven by the cost of natural gas, which in turn impacts the price and availability of ammonia and caustic soda.  It is Cyanco’s intent wherever possible to continue to pass short-term raw material price fluctuations on to its client base in order to maintain profitability.  However, not all of the supply relationships include such cost sharing provisions.

Employees

The Company currently employs two individuals and one part-time consultant at its corporate offices.  Cyanco has 26 employees at its plant in Winnemucca, Nevada.  The Company and Cyanco consider relations with their employees to be positive.

Environmental Compliance

Cyanco is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of sodium cyanide and related raw materials.  In preparation for the manufacture and sale of liquid sodium cyanide at the Cyanco plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers and development of an emergency response plan in the event of a hazardous materials spill.  Cyanco’s processes are designed to prevent hazardous liquid discharge during the manufacture of its product.  Compliance with such laws, rules and regulations on an ongoing maintenance basis is expected to require additional capital expenditures.  Recently Cyanco has reviewed and increased security measures in light of potential terrorist activities at chemical facilities.

Cyanco and other cyanide producers, along with international mining companies, have voluntarily begun to establish a standard of performance or procedures for manufacturing, transportation and use of cyanide called the International

Cyanide Management Code (“ICMC”).  The purpose of this code is to provide guidelines for the best available techniques to protect the environment, employees and the public.  Cyanco is a signatory to this code, and has been certified by an independent auditing process to be in compliance.

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

The number of Cyanco customers is relatively small and a loss of one or more customers could aversely affect future Cyanco sales, and may have a material adverse effect on the Company’s results of operations.

All of the Company’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  During 2006, Cyanco had sales to two customers representing 49%, and 34% of total sales.  A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.

Price increases in energy and other raw materials could have a significant impact on Cyanco’s ability to sustain and grow earnings.

Cyanco’s manufacturing processes consume significant amounts of natural gas, electricity and other raw materials, such as ammonia and caustic soda.  The prices of energy and raw materials are subject to worldwide supply and demand as well as other factors beyond the control of Cyanco.  Although during 2006, energy costs moderated, the Company expects energy costs to remain high and volatile in the near future, which may result in further increases in Cyanco costs.  Significant variations in the cost of energy and raw materials affect Cyanco’s operating results.  When possible, Cyanco purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations.  Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers.  If Cyanco is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on Cyanco’s financial results and on the Company’s equity in earnings of Cyanco.

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

In addition to normal laws and regulations applicable to companies, Cyanco’s operations are subject to various additional laws and regulations governing the protection of the environment, production of chemicals, occupational health, waste disposal, toxic substances, and other similar matters.  New laws and regulations, amendments to existing laws and regulations, or more stringent implementation of existing laws and regulations could have a material adverse impact on Cyanco, increase costs, and cause a reduction in levels of production.  Compliance with these laws and regulations requires significant expenditures and increases the operating costs of Cyanco.  Changes in regulations and laws could adversely affect Cyanco’s operations or substantially increase the costs associated with those operations.

The Company may not be able to control the decisions and strategy of joint ventures to which it is a party.

Through its wholly owned subsidiary, Winnemucca Chemicals, Inc., the Company holds a 50% interest in Cyanco.  Because the Company shares ownership in Cyanco with another chemical company, it is subject to the risks normally associated with the conduct of joint ventures.  The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on the Company’s profitability or the viability of its interests held through the joint venture, which could have a material adverse impact on the Company’s results of operations and financial condition:

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

The profitability of Cyanco’s operations and ultimately the earnings of the Company are significantly affected by changes in the market price of gold.  Demand for liquid sodium cyanide is affected by the level of gold exploration and development, which is in turn affected by the price of gold.  Gold prices fluctuate on a daily basis and are affected by numerous factors beyond the control of the Company.  The supply and demand for gold, the level of interest rates, the rate of inflation, investment decisions by large holders of gold, including governmental entities, and changes in exchange rates can all cause significant fluctuations in gold prices.  Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments.  The price of gold has fluctuated widely and future serious price declines could cause continued commercial production to be impractical.  Depending on the price of gold, cash flow from mining operations may not be sufficient to cover costs of production and capital expenditures, which may cause gold mining companies to suspend or terminate operations.  In such event, demand for Cyanco’s product would decrease.

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

Production at Cyanco’s facilities is dependent upon the efforts of employees of Cyanco.  Relationships between Cyanco and its employees may be impacted by changes in labor relations which may be introduced by, among others, employee groups, unions, and the relevant governmental authorities in whose jurisdictions Cyanco carries on business.  Adverse changes in such legislation or in the relationship between Cyanco and its employees may have a material adverse effect on Cyanco’s business, and the results of operations and financial condition of the Company.

Future changes to tax accruals or the final resolution of tax audits may adversely affect the results of operations in applicable periods.

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company has accrued estimated amounts and has amounts on deposit for the potential outcome of these audits, but there can be no assurance that such costs will not ultimately exceed the current estimate.  The Company reviews the accrued amounts at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made.  Consequently, the Company’s results of operations for any particular period may be affected by these adjustments, unrelated to the results of the current business operations of the Company for that period, which may affect the price for the Company’s common shares in the trading market.

Changes in the market price of Company common shares may be unrelated to its results of operations and could have an adverse impact on the Company.

The Company’s common shares are listed on the National Association of Securities Dealers Automated Quotation system (“Nasdaq”).  The price of the Company’s common shares is likely to be significantly affected by short-term changes in the market price of gold or in its financial condition or results of operations as reflected in its quarterly earnings reports.  A drop in trading volume and general market interest in the securities of the Company may adversely affect an investor’s ability to liquidate an investment and consequently an investor’s interest in acquiring a significant stake in the Company.  A failure of the Company to meet the reporting and other obligations under U.S. securities laws or imposed by Nasdaq could result in a delisting of Company common shares.  A substantial decline in the price of Company common shares that persists for a significant period of time could cause Company common shares to be delisted from the Nasdaq, further reducing market liquidity.  As a result of any of these factors, the market price of the common shares at any given point in time may not accurately reflect the Company’s long-term value.  Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities.  The Company may in the future be the target of similar litigation, which could result in substantial costs and damages and divert management’s attention and resources.

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

The Company has a small executive management team.  In the event that the services of an executive were no longer available, the Company and its business could be adversely affected.  The Company carries key-man life insurance with respect to its chief executive officer.

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

Effective January 1, 2003, Degussa Corporation purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa GmbH.  CyPlus is an indirect, wholly-owned subsidiary of Degussa GmbH in Germany.  Degussa GmbH is also the direct parent of Degussa Corporation.

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

Discovery in the lawsuit was concluded and both parties filed motions for partial summary judgment in March 2006.  On December 12, 2006, the motions were granted in part and denied in part.  In its order on the cross motions, the Court denied all of the affirmative defenses of Degussa and CyPlus with prejudice.  The Court denied with prejudice Winnemucca’s claims that it could purchase Degussa’s participating interest in Cyanco for book value and also Winnemucca’s claimed right of first refusal.  The Court held, however, that there was a transfer to a third party for purposes of the Joint Venture Agreement and that invalidation of the transfer was not the only remedy available to Winnemucca.  A Court-ordered mediation is scheduled to take place in Reno, Nevada, on April 3, 2007.

In December 2006, the matter regarding the commission payments was settled with the payment to Winnemucca by CyPlus of $128,000.

Item 4.                    Results of Votes of Security Holders

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

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

	Closing Prices
	High	Low
2006 First Quarter	$7.92	$6.62
Second Quarter	$11.04	$7.86
Third Quarter	$9.82	$7.99
Fourth Quarter	$9.68	$7.83

2005 First Quarter	$6.78	$6.05
Second Quarter	$6.59	$5.85
Third Quarter	$6.93	$6.36
Fourth Quarter	$7.02	$5.91

On March 21, 2007, the closing quotation for the common stock on NNM was $9.60 per share.  As reflected by the high and low prices on the foregoing table, the trading price of the Common Stock of the Company can be volatile with dramatic changes over short periods.  The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry to which the Company sells products and services, fluctuations in the price of gold, general economic conditions, and other factors.  Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

(b) Approximate number of equity security holders

The approximate number of record holders of the Company’s Common Stock as of March 31, 2007 was 420, which does not include shareholders whose stock is held through securities position listings.

(c) Dividends

During 2006, the Company declared dividends of $.07 per share for the first quarter and $.08 per share for each of the second, third and fourth quarters, for an aggregate of $.31 per share, or $2,159,000.  The fourth quarter dividend of $559,000 was paid in January 2007, and is included in accounts payable and accrued expenses on the Company’s consolidated balance sheet at December 31, 2006.

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

The following table presents information concerning the Option Plan.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options	Weighted-Average Exercise Price of Outstanding Options	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	105,000	$8.28	509,207

See also Note 4 to the Consolidated Financial Statements for further information regarding the Option Plan.

In April 2006, three members of the Company’s Board of Directors each exercised options to purchase 30,000 shares of the Company’s common stock at $1.21 per share, for total consideration of approximately $109,000.  One director paid $36,000 cash to exercise his options.  The other directors surrendered 4,347 and 3,887 shares of the Company’s common stock, respectively, with a combined market value of approximately $73,000 as consideration for the exercise of their options, as permitted by the underlying stock option agreement.  The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.  Other than the foregoing, the Company did not sell any of its equity securities during 2006.

During the fourth quarter of 2006, neither the Company nor any of its affiliates purchased any equity securities of the Company.

Performance Graph

The following graph sets forth the cumulative total shareholder return (assuming reinvestment of dividends) to Nevada Chemicals, Inc.’s shareholders during the five-year period ended December 31, 2006, as well as an overall stock market index (Dow Jones Industrial Average) and Nevada Chemicals, Inc.’s peer group index (Nasdaq Composite Index):

Item 6.                    Selected Financial Data

The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2006 was derived from audited consolidated financial statements of the Company and its consolidated subsidiaries.  The consolidated financial statements as of and for each of the fiscal years in the five year period were audited by Tanner LC, independent registered public accountants.  The data set forth below should be read in conjunction with the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s Consolidated Financial Statements and related Notes thereto.

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands except per share amounts)
Results of Operations Data:
Operating revenues and equity in earnings (1)	$7,002	$3,072	$3,657	$2,960	$3,912
Net income	3,224	1,779	1,704	1,308	2,289

Earnings per common share - diluted	0.46	0.26	0.24	0.19	0.31

Cash dividends declared per common share	$0.31	$0.27	$0.23	$0.15	$—

Balance Sheet Data:
Total Assets	$25,662	$26,137	$27,061	$25,306	$24,692
Long-term debt	—	—	—	—	—
Stockholders’ equity	23,110	21,510	21,354	21,216	21,727

(1) Includes the Company’s 50% share of the operating results of Cyanco reported using the equity method of accounting.

Item 7.                    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the consolidated statements of income for each of the three years in the period ended December 31, 2006 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the each of the three years in the period ended December 31, 2006 is presented in Note 6 to the Company’s consolidated financial statements.  In addition, the audited financial statements of Cyanco are included as Exhibit 99.1 to this Form 10-K.

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

All of Cyanco’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small.  During 2006, Cyanco had sales to two customers representing 49%,and 34% of total sales.  Each large mining concern may have multiple operating properties within Cyanco’s operating region.  A loss of one or more of Cyanco’s customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, such losses of customers due to mine closures are not currently expected to occur, based on existing gold prices.  With higher gold prices, existing gold mining operations tend to expand and new or old mines are opened.  The reverse is true with falling gold prices.

The results of operations for the year ended December 31, 2006 have been negatively impacted by the Company accruing and expensing additional amounts related to income tax audits in the United States and in Canada, including interest charges and professional fees.

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

Short-Term Investments - The Company’s current assets at December 31, 2006 were comprised primarily of cash and cash equivalents of $15,875,000.  Investments with scheduled original maturities of three months or less are recorded as cash equivalents.  Investments with scheduled original maturities of greater than three months but not greater than one year are recorded as short-term investments.  The Company had no short-term investments meeting this criterion at December 31, 2006.  Short-term investments are recorded at fair value with net unrealized gains or losses reported in stockholders’ equity.  Realized gains and losses are included in the consolidated statements of income.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  As of December 31, 2006, the Company had reduced its deferred tax assets by recording a valuation allowance of $611,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2006 will be adequate for the resolution of the audits.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  The Company reviews the accrued amount at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made. The Company has accrued estimated amounts and has amounts on deposit for the potential outcome of these audits, but there can be no assurance that such costs will not ultimately exceed the current estimate.  Consequently, the Company’s results of operations for any particular period may be affected by these adjustments, unrelated to the results of the current business operations of the Company for that period.

Stock-Based Compensation - On January 1, 2006, the Company adopted SFAS No. 123(R), which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company’s current practice is to grant options to members of its Board of Directors that vest immediately, resulting in reporting the entire compensation expense for the options in the period that they are granted.  During the year ended December 31, 2006, the Company reported compensation expense of $270,000 for stock options issued to directors in April 2006.  The fair value of stock options is computed using the Black-Scholes valuation model, which model utilizes inputs that are subject to change over time, and includes assumptions made by the Company with respect to the volatility of the market price of the Company’s common stock, risk-free interest rates, requisite service periods, and the assumed life and vesting of stock options and stock-based awards.  As new options or stock-based awards are granted and vest, additional non-cash compensation expense will be recorded by the Company.

Results of Operations

2006 vs. 2005

The Company’s equity in the earnings of Cyanco increased $3,790,000, or 156%, to $6,218,000 in 2006 compared to $2,428,000 in 2005.  Cyanco revenues increased $9,320,000, or 22%, to $52,265,000 in 2006 compared to $42,945,000 in 2005.  Increased market prices of gold have resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco experienced significant increases in raw material costs in the latter part of 2005, that moderated in 2006.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers and the obligation to pass on decreases.  The “lag effect” inherent in this process resulted in Cyanco realizing a higher price per pound for sodium cyanide sold during the first three months of 2006.  In addition, new business during 2006 that replaced a significant contract that expired December 31, 2005 has generated higher profit margins.  Cyanco’s costs and expenses increased $1,756,000, or 5%, to $39,935,000 in 2006 compared to $38,179,000 in 2005.  Operating costs for 2005 included an impairment loss of $536,000 recorded by Cyanco.  The increase in operating costs in the current year resulted primarily from the higher volumes of product sold and the increase in the cost of certain key raw material costs compared to the first nine months of 2005.  As a result, Cyanco’s net income before taxes (on a 100% basis) increased $7,580,000, or 156%, to $12,436,000 in 2006 compared to $4,856,000 in 2005.

Management fee income from Cyanco increased $140,000, or 22%, to $784,000 in 2006 compared to $644,000 in 2005, due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $279,000, or 58%, to $761,000 in 2006 compared to $482,000 in 2005.  This increase is due primarily to more favorable rates realized during the current year and due to a $128,000 payment received from CyPlus to settle a dispute over sales commissions which was included in other income.

Interest expense recorded in 2006 was $401,000, an amount representing accrued estimated interest charges over a period of several years on certain assessments related to the audits of the Company’s corporate income tax returns.  There were no similar accrued interest charges recorded in 2005.

General and administrative expenses increased $432,000, or 47%, to $1,353,000 in 2006 compared to $921,000 in 2005.  This increase is due to primarily to the non-cash, stock-based compensation expense of $270,000 resulting from the grant of directors’ stock options in April 2006 and to increases in professional fees and other expenses related to income tax audits, the dispute with the Company’s Cyanco joint venture partner, and Sarbanes – Oxley Act compliance activities.

2005 vs. 2004

The Company’s equity in the earnings of Cyanco decreased $691,000, or 22%, to $2,428,000 in 2005 compared to $3,119,000 in 2004.  The decrease in Cyanco’s earnings in 2005 was attributable to increases in operating costs and expenses, primarily the cost of raw materials, incurred by Cyanco and impairment and accelerated amortization of intangible assets.  Cyanco revenues increased $7,103,000, or 20%, to $42,945,000 in 2005 compared to $35,842,000 in 2004.  Increased market prices of gold resulted in increased mining activities in the area served by Cyanco, resulting in higher volumes of product sold.  Cyanco also realized a higher price per pound for sodium cyanide sold during 2005.  Cyanco’s costs and expenses increased $8,545,000, or 29%, to $38,179,000 in 2005 compared to $29,634,000 in 2004.  The increase in operating costs was primarily due to the higher volumes of product sold and the increase in the cost of certain key raw materials compared to 2004.  Cyanco does have the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers; however, price increases to Cyanco’s customers often lag the increases in the cost of raw materials by two to four months.  Similarly, as the raw material prices decrease, Cyanco passes the decreases on to its customers with a two to four month lag.  This “lag effect” prevented Cyanco from increasing its pricing as quickly as the costs of raw materials were increasing, reducing Cyanco’s profitability in 2005.  Cyanco reported an impairment loss of $536,000 in the quarter ended June 30, 2005 (the Company’s share of the impairment loss was $268,000).  In addition, Cyanco accelerated the amortization of the intangible assets related to a terminated contract so that these assets were fully amortized by the end of the contract on December 31, 2005.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $1,382,000, or 22%, to $4,856,000 during 2005 compared to $6,238,000 in 2004.

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

General and administrative expenses increased $264,000, or 40%, to $921,000 in 2005 compared to $657,000 in 2004.  This increase is due to increases in professional fees and other expenses related to income tax audits, the dispute with the Company’s Cyanco joint venture partner, the restatement of the Company’s consolidated financial statements and amended annual and quarterly reports, and Sarbanes – Oxley Act compliance activities.

Impairment of Long-Lived Assets

Cyanco did not record any impairment of its long-lived assets in 2006.  Cyanco recorded impairment losses of $536,000 and $1,100,000 in the years ended December 31, 2005 and 2004, respectively, due to a significant contract acquired from FMC expiring on December 31, 2005 and not being renewed as previously assumed.  The  Company’s share of the impairment losses reduced the Company’s equity in earnings of joint venture by $268,000 and $550,000 in the years ended December 31, 2005 and 2004, respectively.

In addition, Cyanco accelerated the amortization of the intangible assets related to the contract so that these assets were fully amortized by the end of the significant contract on December 31, 2005.  This resulted in additional amortization expense to Cyanco in 2005, resulting in a further reduction in the Company’s equity in earnings of the joint venture in 2005.

Income Taxes

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past six years without final resolution.  The first phase of the audit has been completed, and the Company has been assessed additional income taxes and interest based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and the audit has progressed to the appeals level.  The timing of the completion of the appeals process is currently uncertain.

Certain of the Company’s United States corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company has reviewed the positions taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believed it was liable.  The Company anticipates pursuing the internal appeal process at the IRS for those positions taken by the IRS with which the Company disagrees.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

The results of operations for year ended December 31, 2006 have been negatively impacted by the Company accruing and expensing additional amounts related to these income tax audits, including interest charges and related professional fees.  As a result, the provision for income taxes reported in the Company’s consolidated statements of income for 2006 is substantially higher than amounts which would be computed by applying the statutory federal income tax rate to income before provision for income taxes.  The Company believes that amounts accrued and included in accounts payable and accrued expenses and net amounts included in income tax deposits at December 31, 2006 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Liquidity and Capital Resources

At December 31, 2006, the liabilities of the Company consisted of current liabilities of $1,572,000 and deferred income taxes of $980,000.  Current liabilities consisted of trade accounts payable of $69,000, dividends payable of $559,000 and accrued expenses (comprised primarily of accrued income taxes and related interest expense) of $944,000.  These current liabilities compare favorably to total current assets of $16,215,000 at December 31, 2006.  Current assets were comprised primarily of cash and cash equivalents of $15,875,000.

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

Net cash used in operating activities for the year ended December 31, 2006 was $4,862,000 compared to net cash used in operating activities of $1,585,000 for the year ended December 31, 2005.  This increase in net cash used in operations is due primarily to the increased equity in earnings of Cyanco, as discussed below, increased general and administrative expenses other than stock-based compensation, as discussed above, and to payments of income taxes, including $2,300,000 paid in the fourth quarter of 2006 in connection with the audits of the Company’s income tax returns.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities was $6,000,000 for the year ended December 31, 2006, consisting of distributions from Cyanco.  Net cash provided by investing activities was $4,186,000 for the year ended December 31, 2005, consisting of distributions from Cyanco of $4,000,000 and the payment of the final notes receivable balance of $186,000 from the sale of the Company’s explosives business in 2001.  The increase in Cyanco distributions in the current year is due to the increased earnings of Cyanco as discussed above.

Net cash used in financing activities was $2,047,000 for the year ended December 31, 2006, consisting of the payment of dividends of $2,083,000, offset by proceeds from the exercise of stock options of $36,000.  Net cash used in financing activities was $1,789,000 for the year ended December 31, 2005, consisting of the payment of dividends.

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

Item 7A.                 Quantitative and Qualitative Disclosures About Market Risk

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at December 31, 2006 of $15,875,000 was outstanding during the 2007 year, a 1% change in interest rates would result in a change of annual earnings of approximately $159,000.

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

The following table presents selected unaudited quarterly financial data for each of the four quarters in 2006 and 2005.  The selected quarterly financial data reflects, in the opinion of management, all adjustments necessary to fairly present the results of operations for such periods.  Results of any one or more quarters are not necessarily indicative of continuing trends.  All amounts, except per share data, are stated in thousands of dollars.

Amounts in thousands	2006				2005
(except per share data)	Q1	Q2 (1)	Q3	Q4	Q1	Q2 (2)	Q3	Q4
Revenues and equity in earnings	$1,768	$2,043	$1,822	$1,369	$834	$722	$939	$577

Net income	1,078	241	816	1,089	505	395	592	287

Earnings per common share - diluted	$0.15	$0.03	$0.12	$0.16	$0.07	$0.06	$0.08	$0.05

(1)  The results of operations for the second quarter of 2006 was negatively impacted by the Company accruing and expensing additional amounts related to ongoing income tax audits.

(2)  Equity in earnings of Cyanco for the second quarter of 2005 was reduced by a charge of $268,000 related to the impairment of certain intangible assets of Cyanco.

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of December 31, 2006.  Based on this evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective as of December 31, 2006

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2006 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.                 Other Information

None

PART III

Item 10                  Directors, Executive Officers and Corporate Governance

The information required by this Item will be contained in our 2007 Definitive Proxy Statement to be filed in connection with our 2007 annual shareholder meeting under the headings “Election of Directors” and “Executive Officers,” and is incorporated in this report by reference.

Item 11.                    Executive Compensation

The information required by this Item will be contained in our 2007 Definitive Proxy Statement to be filed in connection with our 2007 annual shareholder meeting under the heading “Executive Compensation,” and is incorporated in this report by reference.

Item 12.                                                    Security Ownership of Certain Beneficial Owners and Management

The information required by this Item, other than the information regarding our equity compensation plans which is contained in Part I of this report, will be contained in our 2007 Definitive Proxy Statement to be filed in connection with our 2007 annual shareholder meeting under the heading “Security Ownership of Certain Beneficial Owners and Management,” and is incorporated in this report by reference.

Item 13.                    Certain Relationships and Related Transactions, and Director Independence

There are no transactions to report under this Item for the year ended December 31, 2006.  The information with respect to director independence required by this Item will be contained in our 2007 Definitive Proxy Statement to be filed in connection with our 2007 annual shareholder meeting under the heading “Election of Directors”, and is incorporated in this report by reference.

Item 14.                 Principal Accountant Fees and Services

The information required by this Item will be contained in our 2007 Definitive Proxy Statement to be filed in connection with our 2007 annual shareholder meeting under the heading “Ratification of Selection of Independent Public Accountants,” and is incorporated in this report by reference.

PART IV

Item 15.                 Exhibits and Financial Statement Schedules

(a)                                          The following documents are filed as a part of this report:

1.             The audited consolidated financial statements of the Company as of December 31, 2006 and 2005 and the years ended December 31, 2006, 2005 and 2004, including the report of independent registered public accountants required in Part II, Item 8 are included on pages F-1 to F-15.  See the Index to Consolidated Financial Statements on page F-1.

2.             The audited financial statements of Cyanco, a significant subsidiary reported on the equity method, as of December 31, 2006 and 2005 and the years ended December 31, 2006, 2005 and 2004, including the report of independent registered public accountants are included as financial statement schedules to this annual report on Form 10-K as Exhibit 99.1.

(b)	Exhibits:

3.1

Articles of Amendment and Restatement of the Articles of Incorporation to restate the articles of incorporation and to reflect the name change to Nevada Chemicals, Inc. (incorporated herein by reference from Form 10-K filed by the Company for the fiscal year ended December 31, 2001).

3.2	Bylaws of the Corporation as amended May 19, 1999 (incorporated herein by reference from the Form 10-K/A filed by the Company for the fiscal year ended December 31, 2000).

4.1	1988 Nonqualified Stock Option Plan, as amended through May 19, 1999 (incorporated by reference from the Form 10-K filed by the Company for the fiscal year ended December 31, 1999).

11	Statement re Computation of Per Share Earnings (included in Note 1 to the consolidated financial statements contained in this filing).

14	Nevada Chemicals, Inc. Code of Ethics and Business Conduct (incorporated by reference from the Form 10-K filed by the Company for the fiscal year ended December 31, 2003).

21	List of Subsidiaries (included in Note 1 to the consolidated financial statements contained in this filing).

23	Consent of Independent Registered Public Accounting Firm.

31.1	Certification of Principal Executive Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.1

The financial statements as of December 31, 2006 and 2005 and for the years ended December 31, 2006, 2005 and 2004 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent registered public accountants.

99.2	Press release dated March 29, 2007

(c)	No financial statement schedules are listed because they are not applicable or the required information is shown in the Company’s consolidated financial statements or notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NEVADA CHEMICALS, INC.

/S/ John T. Day
John T. Day, President

Date: March 29, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity in Which Signed	Date

/S/ Bryan Bagley	Chairman of the Board of Directors	March 29, 2007
Bryan Bagley

/S/ John T. Day	President, Chief Executive Officer	March 29, 2007
John T. Day	and Director (Principal Executive Officer)

/S/ James Solomon	Director	March 29, 2007
James Solomon

/S/ Nathan L. Wade	Director	March 29, 2007
Nathan L. Wade

/S/ M. Garfield Cook	Director	March 29, 2007
M. Garfield Cook

/S/ Dennis P. Gauger	Chief Financial Officer and Principal	March 29, 2007
Dennis P. Gauger	Accounting Officer

NEVADA CHEMICALS, INC. AND SUBSIDIARY

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

  of Nevada Chemicals, Inc. and Subsidiary

We have audited the consolidated balance sheets of Nevada Chemicals, Inc. and subsidiary as of December 31, 2006 and 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the years ended December 31, 2006, 2005 and 2004.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Chemicals, Inc. and subsidiary as of December 31, 2006 and 2005, and the consolidated results of their operations and their consolidated cash flows for the years ended December 31, 2006, 2005 and 2004, in conformity with U.S. generally accepted accounting principles.

/s/ TANNER LC

Salt Lake City, Utah

March 29, 2007

NEVADA CHEMICALS, INC.AND SUBSIDIARY
Consolidated Balance Sheets

	December 31,
	2006	2005
ASSETS

Current assets:
Cash and cash equivalents	$15,875,000	$16,784,000
Receivables	57,000	94,000
Income tax deposits	239,000	—
Prepaid expenses	44,000	48,000

Total current assets	16,215,000	16,926,000

Investment in joint venture	9,193,000	8,975,000
Other assets	254,000	236,000

	$25,662,000	$26,137,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities — accounts payable and accrued expenses	$1,572,000	$3,559,000

Deferred income taxes	980,000	1,068,000

Total liabilities	2,552,000	4,627,000

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock; $.001 par value, 500,000,000 shares authorized, 6,983,172 and 6,901,406 shares issued and outstanding	7,000	7,000
Capital in excess of par value	4,286,000	3,751,000
Retained earnings	18,817,000	17,752,000

Total stockholders’ equity	23,110,000	21,510,000

	$25,662,000	$26,137,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY
Consolidated Statements of Income

	Years Ended December 31,
	2006	2005	2004

Revenues and equity in earnings:
Management fee from joint venture	$784,000	$644,000	$538,000
Equity in earnings of joint venture	6,218,000	2,428,000	3,119,000

Total	7,002,000	3,072,000	3,657,000

General and administrative expenses	1,353,000	921,000	657,000

Operating income	5,649,000	2,151,000	3,000,000

Other income (expense):
Investment and other income	761,000	482,000	193,000
Interest expense	(401,000)	—	—

Total other income (expense)	360,000	482,000	193,000

Income before provision for income taxes	6,009,000	2,633,000	3,193,000

Provision for income taxes	2,785,000	854,000	1,489,000

Net income	$3,224,000	$1,779,000	$1,704,000

Earnings per common share:
Basic	$0.46	$0.26	$0.25

Diluted	$0.46	$0.26	$0.24

Weighted average number of shares outstanding:
Basic	6,958,000	6,880,000	6,808,000
Diluted	6,961,000	6,954,000	6,968,000

Cash dividends declared per common share	$0.31	$0.27	$0.23

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY
Consolidated Statements of Stockholders’ Equity
Years Ended December 31, 2006, 2005 and 2004

			Capital	Accumulated
	Common Stock		In Excess of Par	Other Comprehensive	Retained
	Shares	Amount	Value	Income (Loss)	Earnings	Total

Balance, January 1, 2004	6,807,919	$7,000	$3,512,000	$(2,000)	$17,699,000	$21,216,000
Comprehensive net income calculation:
Net income	—	—	—	—	1,704,000	1,704,000
Net unrealized gains on investments	—	—	—	2,000	—	2,000
Comprehensive income	—	—	—	—	—	1,706,000
Dividends declared	—	—	—	—	(1,566,000)	(1,566,000)
Purchase and retirement of treasury stock	(467)	—	(2,000)	—	—	(2,000)
Balance, December 31, 2004	6,807,452	7,000	3,510,000	—	17,837,000	21,354,000
Comprehensive net income calculation:
Net income	—	—	—	—	1,779,000	1,779,000
Dividends declared	—	—	—	—	(1,864,000)	(1,864,000)
Exercise of stock options	93,954	—	241,000	—	—	241,000
Balance, December 31, 2005	6,901,406	7,000	3,751,000	—	17,752,000	21,510,000
Comprehensive net income calculation:
Net income	—	—	—	—	3,224,000	3,224,000
Dividends declared	—	—	—	—	(2,159,000)	(2,159,000)
Stock-based compensation	—	—	270,000	—	—	270,000
Exercise of stock options	81,766	—	265,000	—	—	265,000
Balance, December 31, 2006	6,983,172	$7,000	$4,286,000	$—	$18,817,000	$23,110,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2006	2005	2004

Cash flows from operating activities:
Net income	$3,224,000	$1,779,000	$1,704,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	2,000	3,000	17,000
Stock-based compensation	270,000	—	—
Equity in earnings of joint venture	(6,218,000)	(2,428,000)	(3,119,000)
Deferred income taxes	(88,000)	(455,000)	(694,000)
(Increase) decrease in:
Receivables	37,000	(18,000)	18,000
Prepaid expenses	4,000	(18,000)	52,000
Other assets	(20,000)	11,000	(10,000)
Increase (decrease) in accounts payable and accrued expenses	(2,073,000)	(459,000)	2,243,000

Net cash provided by (used in) operating activities	(4,862,000)	(1,585,000)	211,000

Cash flows from investing activities:
Distributions from joint venture	6,000,000	4,000,000	5,000,000
Net sales (purchases) of short-term investments	—	—	5,616,000
Payments on notes receivable	—	186,000	221,000

Net cash provided by investing activities	6,000,000	4,186,000	10,837,000

Cash flows from financing activities:
Payment of dividends	(2,083,000)	(1,789,000)	(1,498,000)
Exercise of stock options	36,000	—	—
Purchase and retirement of treasury stock	—	—	(2,000)

Net cash used in financing activities	(2,047,000)	(1,789,000)	(1,500,000)

Net increase (decrease) in cash and cash equivalents	(909,000)	812,000	9,548,000

Cash and cash equivalents, beginning of year	16,784,000	15,972,000	6,424,000

Cash and cash equivalents, end of year	$15,875,000	$16,784,000	$15,972,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1:  Organization and Significant Accounting Policies

Organization — Nevada Chemicals, Inc. (the “Company”), through its ownership in Cyanco Company (“Cyanco”), supplies chemicals to the gold mining industry in the United States.  Winnemucca Chemicals, Inc. (“Winnemucca Chemicals”), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.  The Company accounts for its investment in Cyanco using the equity method of accounting.  Summarized financial information for Cyanco is included in Note 6.

Principles of Consolidation — The consolidated financial statements include the accounts of the Company, and its consolidated subsidiary.  All significant inter-company balances and transactions have been eliminated.

Cash and Cash Equivalents — The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $15,875,000 and $16,484,000 as of December 31, 2006 and 2005, respectively.  Cash was $269,000 and $300,000 as of December 31, 2006 and 2005, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Investment in Joint Venture — The Company accounts for its investment in Cyanco under the equity method of accounting.  Under the equity method of accounting, Cyanco’s accounts are not reflected within the Company’s consolidated balance sheets and consolidated statements of income; however, the Company’s share of earnings or losses of Cyanco is reflected in the caption “Equity in earnings of joint venture” in the Company’s consolidated statements of income.  The Company’s carrying value of its share of Cyanco’s joint venture capital is reflected in the caption “Investment in joint venture” in the Company’s consolidated balance sheets.

When the Company’s carrying value in an equity method joint venture is reduced to zero, no further losses are recorded in the Company’s consolidated financial statements unless the Company guarantees obligations of the joint venture or has committed additional funding.  When the joint venture subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

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

Income Taxes — The Company recognizes a liability or asset for deferred tax consequences of all temporary differences between the tax bases of assets and liabilities and their reported amounts in the consolidated financial statements that will result in taxable or deductible amounts in future years when the reported amounts of the assets and liabilities are recovered or settled.  Deferred tax items mainly relate to depreciation and amortization, undistributed earnings from joint ventures which qualify under certain tax deferral treatment, and foreign income tax payments.  These deferred tax assets or liabilities are measured using the enacted tax rates that will be in effect when the differences are expected to reverse.  The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.  Deferred tax assets are reviewed periodically for recoverability, and valuation allowances are provided when it is more likely than not that some or all of the deferred tax assets may not be realized.  As of December 31, 2006, the Company had reduced its deferred tax assets by recording a valuation allowance of $611,000 (see Note 5).

Stock-Based Compensation — The Company has a stock-based employee compensation plan, which is described more fully in Note 4.  On January 1, 2006, the Company adopted Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company’s current practice is to grant options to members of its Board of Directors that vest immediately, resulting in reporting the entire compensation expense for the options in the period that they are granted.

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Years Ended December 31
	2006	2005	2004

Weighted average number of shares outstanding — basic	6,958,000	6,880,000	6,808,000
Dilutive effect of stock options	3,000	74,000	160,000

Weighted average number of shares outstanding, assuming dilution	6,961,000	6,954,000	6,968,000

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

Currently, receivables consist primarily of management fees from Cyanco.  Management does not believe significant credit risk exists for these receivables at December 31, 2006.

Cyanco’s customer base consists primarily of mining companies in the Western United States.  Since most of Cyanco’s customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on Cyanco’s results of operations.  Although Cyanco is directly affected by the economic health of the mining industry, management does not believe significant credit risk exists with respect to its receivables at December 31, 2006.   In addition, Cyanco has purchase commitments with suppliers of certain raw materials covering various time periods and containing various pricing arrangements.  Management believes alternative sources of the raw materials are available in the event that the suppliers are unable to meet Cyanco’s raw material needs.

Asset Retirement Obligation-  Cyanco’s operations are subject to environmental regulations of the State of Nevada, and Cyanco is required to perform ongoing monitoring, testing and reporting activities at its manufacturing facility, the costs of which are expensed as incurred.  Cyanco has potential asset retirement obligations related to its manufacturing facility; however, Cyanco is unaware of any legal obligation requiring specific actions.  Typically, the timing of the performance of any asset retirement obligation is conditional on the facility undergoing major renovations, being demolished or sold.  However, the adoption of regulations in the future may create a duty or responsibility for Cyanco to remediate the site at any time.  Currently, Cyanco is unable to estimate the fair value of any asset retirement obligation because the range of time over which Cyanco may settle the obligation and the specific requirements for remediation are unknown.  Therefore, Cyanco has not recorded a liability for asset retirement obligations through December 31, 2006.

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

Recent Accounting Pronouncements — The FASB has issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes — An Interpretation of FASB Statement No. 109 (FIN 48).  FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes.  FIN 48 also prescribes a recognition threshold and measurement standard for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  In addition, FIN 48 provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition.  The Company adopted FIN 48 on January 1, 2007, and the provisions of FIN 48 will be applied to all tax positions upon initial adoption of this standard.  Only tax positions that meet the more-likely-than-not recognition threshold at the effective date may be recognized or continue to be recognized upon adoption of FIN 48.  The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for the year ending December 31, 2007.  The Company has not yet determined the financial statement impact of adopting FIN 48.

The FASB has issued SFAS Statement No. 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans.  This new standard will require employers to fully recognize the obligations associated with single-employer defined benefit pension, retiree healthcare and other postretirement plans in their financial statements.  The new standard was effective as of the end of fiscal years ending after December 15, 2006 for companies with publicly traded securities.  The Company adopted SFAS No. 158 on December 31, 2006, with no material impact on the consolidated financial statements of the Company since the Company currently does not sponsor defined benefit pension or postretirement plans within the scope of the standard.

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

The FASB has issued SFAS Statement No. 154, Accounting Changes and Error Corrections.  This new standard replaces APB Opinion No. 20, Accounting Changes, and FASB Statement No. 3, Reporting Accounting Changes in Interim Financial Statements.  Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so.  SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived non-financial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a “restatement.”  The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005.  Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005.  The adoption of SFAS No. 154 by the Company on January 1, 2006 did not have an impact on the consolidated financial statements of the Company for the year ended December 31, 2006.

In September 2006, the FASB ratified the consensus reached by the Emerging Issues Task Force (“EITF”) on EITF Issue No. 06-5, Accounting for Purchases of Life Insurance - Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance.  FASB Technical Bulletin (“FTB”) 85-4, Accounting for Purchases of Life Insurance requires that the policy holder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract as of the date of the statement of financial position and should be reported as an asset.  In practice, this statement means that the cash value asset is reported on the statement of financial position at this realizable amount and the change in cash surrender value during the period is an adjustment in determining the income (or expense) to be recognized for the period.  The pronouncement is effective for fiscal years beginning after December 15, 2006.  The Company will adopt EITF Issue No. 06-5 on January 1, 2007, and does not expect that the guidance will have a material impact on the Company’s consolidated financial position or results of operations.

Reclassifications — Certain amounts in the prior years’ financial statements have been reclassified to conform with the current year presentation.

Note 2:  Detail of Certain Balance Sheet Accounts

	December 31,
	2006	2005
Receivables:
Related party (Note 7)	$57,000	$63,000
Accrued interest receivable	—	31,000

	$57,000	$94,000

Accounts payable and accrued expenses:
Accounts payable — trade	$69,000	$109,000
Income taxes payable (Notes 5 and 10)	926,000	2,950,000
Dividends payable	559,000	483,000
Other accrued expenses	18,000	17,000

	$1,572,000	$3,559,000

Note 3:  Stockholders’ Equity

During 2006, the Company declared dividends of $.07 per share for the first quarter and $.08 per share for each of the second, third and fourth quarters, for an aggregate of $.31 per share, or $2,159,000.  The fourth quarter dividend of $559,000 was paid in January 2007, and is included in accounts payable and accrued expenses at December 31, 2006.

During 2005, the Company declared dividends of $.06 per share for the first quarter and $.07 per share for each of the second, third and fourth quarters, for an aggregate of $.27 per share, or $1,864,000.  The fourth quarter dividend of $483,000 was paid in January 2006, and is included in accounts payable and accrued expenses at December 31, 2005.

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

In April 2006, three members of the Company’s Board of Directors each exercised options to purchase 30,000 shares of the Company’s common stock at $1.21 per share, for total consideration of approximately $109,000.  One director paid $36,000 cash to exercise his options.  The other directors surrendered 4,347 and 3,887 shares of the Company’s common stock, respectively, with a combined market value of approximately $73,000 as consideration for the exercise of their options, as permitted by the underlying stock option agreement.  The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.  The Company recorded an increase to capital in excess of par value of $229,000 in April 2006 for the estimated income tax benefit of the exercise of the stock options.

In March 2005, three members of the Company’s Board of Directors each exercised options to purchase 39,500 common shares of the Company, or a total of 118,500 shares, at an exercise price of $1.4375 per share, for total consideration of $170,000.  As permitted by the option agreements, the consideration was paid through the directors’ surrender to the Company of 8,182 shares each, or a total of 24,546 shares, with a then market value of $170,000.  The net result was an increase in the number of common shares outstanding of 93,954 shares.  The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.  The Company recorded an increase to capital in excess of par value of $241,000 in March 2005 for the estimated income tax benefit of the exercise of the stock options.

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

During the years ended December 31, 2006 and 2005, no shares were purchased by the Company under the repurchase plan.  During the year ended December 31, 2004, the Company purchased and retired 467 shares of its common stock with a total cost basis to the Company of $2,000.

Note 4:  Stock Options and Stock-Based Compensation

Under the 1988 Non-Qualified Stock Option Plan (the Option Plan), as amended, a maximum of 1,315,130 shares were made available for granting of options to purchase common stock at prices generally not less than the fair market value of common stock at the date of grant.  Under the Option Plan, grants of non-qualified options may be made to selected officers, directors and key employees without regard to any performance measures.  The options may be immediately exercisable or may vest over time as determined by the board of directors.  However, the maximum term of an option may not exceed ten years.  Options may not be transferred except by reason of death, with certain exceptions, and termination of employment accelerates the expiration date of any outstanding options to 30 days from the date of termination.

Prior to January 1, 2006, as permitted under Statement of Financial Accounting Standards (“SFAS”) No. 123, the Company accounted for the Option Plan following the recognition and measurement principles of Accounting Principles Board (“APB”) No. 25, Accounting for Stock Issued to Employees, and related interpretations.  Accordingly, no stock-based compensation expense had been reflected in the Company’s consolidated statements of income as all options granted had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant and the related number of shares granted was fixed at that time.

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

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R) using the modified prospective application method.  Since the Company had no unvested stock options outstanding as of January 1, 2006, there was no financial statement impact for the year ended December 31, 2006 for options issued prior to January 1, 2006.  Similarly, no pro-forma footnote disclosures in accordance with SFAS No. 123 were presented for the years ended December 31, 2005 and 2004, and results of operations for the years ended December 31, 2005 and 2004 have not been restated.

The Company estimated the grant-date fair value of the options to purchase 105,000 shares issued to the members of the Company’s Board of Directors in April 2006 at $270,000 using the Black-Scholes option pricing model, and included the entire amount in general and administrative expenses for the year ended December 31, 2006.  The assumptions used in the Black-Scholes option pricing model were as follows:

Expected dividend yield	3.40%
Expected stock price volatility	40.02%
Risk-free interest rate	4.85%
Expected life of options	5 years

Information regarding the Option Plan is summarized below

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value

Outstanding at January 1, 2004	208,500	$1.34
Granted	—
Exercised	—
Forfeited	—

Outstanding at December 31, 2004	208,500	1.34
Granted	—
Exercised	(118,500)	1.44
Forfeited	—

Outstanding at December 31, 2005	90,000	$1.21
Granted	105,000	8.28
Exercised	(90,000)	1.21
Forfeited	—

Outstanding at December 31, 2006, all vested and exercisable	105,000	$8.28	4.26	$91,000

The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company’s closing stock price of $9.15 per share as of December 29, 2006, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

As of December 31, 2006, there were no non-vested options and therefore no future compensation cost related to non-vested options not yet recognized in the Company’s consolidated statements of income.

Note 5:  Income Taxes

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past six years without final resolution.  The first phase of the audit has been completed, and the Company has been assessed additional income taxes and interest based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and the audit has progressed to the appeals level.  The timing of the completion of the appeals process is currently uncertain.

Certain of the Company’s United States corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company has reviewed the positions taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believed it was liable.  The Company anticipates pursuing the internal appeal process at the IRS for those positions taken by the IRS with which the Company disagrees.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

The results of operations for the year ended December 31, 2006 have been negatively impacted by the Company accruing and expensing additional amounts related to these income tax audits, including interest charges.  As a result, the provision for income taxes reported in the Company’s consolidated statements of income for the year ended December 31, 2006 is substantially higher than amounts which would be computed by applying the statutory federal income tax rate to income before provision for income taxes.  The Company believes that amounts accrued and included in accounts payable and accrued expenses and net amounts included in income tax deposits at December 31, 2006 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	Years Ended December 31,
	2006	2005	2004

Federal provision at statutory rate	$(2,043,000)	$(895,000)	$(1,086,000)
Life insurance and meals	(11,000)	(9,000)	(5,000)
Tax exempt interest income	79,000	55,000	32,000
State income taxes	(69,000)	—	—
Estimated income tax audit adjustments	(2,123,000)	—	—
Change in valuation allowance	1,334,000	—	(430,000)
Other	48,000	(5,000)	—

	$(2,785,000)	$(854,000)	$(1,489,000)

The total income tax benefit (provision) consists of the following:

	Years Ended December 31,
	2006	2005	2004

Current	$(2,873,000)	$(1,309,000)	$(2,183,000)
Deferred	88,000	455,000	694,000

	$(2,785,000)	$(854,000)	$(1,489,000)

Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2006	2005

Deferred tax assets:
Foreign income taxes and credit carryforwards	$926,000	$2,893,000
Accrued expenses	136,000	—
Stock-based compensation	92,000	—
Other	31,000	44,000
Less valuation allowance	(611,000)	(1,945,000)

	574,000	992,000
Deferred tax liabilities — depreciation and amortization	(1,554,000)	(2,060,000)

	$(980,000)	$(1,068,000)

Due to uncertainties surrounding the realization of the benefit of certain accrued foreign income taxes, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion in paragraph 17.e of SFAS No. 109.  Therefore, as of December 31, 2006, the Company had recorded a valuation allowance of $611,000 relating to the accrued foreign income taxes..

Note 6:  Significant Unconsolidated Affiliate

The Company accounts for its 50% ownership interest in Cyanco using the equity method of accounting.  Summarized financial information of Cyanco, a significant unconsolidated affiliate of the Company, is as follows:

	Years Ended December 31,
	2006	2005	2004

Results for the year:
Gross revenues	$52,265,000	$42,945,000	$35,842,000
Net income	12,436,000	4,856,000	6,238,000

Company’s 50% equity in earnings	$6,218,000	$2,428,000	$3,119,000

Year-end financial position:
Current assets	$7,626,000	$6,894,000	$6,575,000
Non-current assets	12,326,000	13,448,000	15,609,000
Current liabilities	3,743,000	4,569,000	3,267,000
Non-current liabilities	—	—	—

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

Cyanco recorded impairment losses of $536,000 and $1,100,000 in the years ended December 31, 2005 and 2004, respectively, due to a significant contract acquired from FMC expiring on December 31, 2005 and not being renewed as previously assumed.  The  Company’s share of the impairment losses reduced the Company’s equity in earnings of joint venture by $268,000 and $550,000 for the years ended December 31, 2005 and 2004, respectively.

In addition, Cyanco accelerated the amortization of the intangible assets related to the contract so that these assets were fully amortized by the end of the contract on December 31, 2005.  This resulted in additional amortization expense to Cyanco in 2005, resulting in further reduction in the Company’s equity in earnings of the joint venture in 2005.

Note 7:  Related Party Transactions

The Company performs certain management functions for Cyanco for which it receives a fee.  Management fees totaled $784,000, $644,000, and $538,000 for 2006, 2005 and 2004, respectively.

At December 31, 2006 and 2005, the Company had receivables of $57,000 and $63,000, respectively, due from Cyanco.

Note 8:  Profit Sharing Plan

The Company has a defined contribution profit sharing plan, which is qualified under Section 401 (K) of the Internal Revenue Code.  The plan provides retirement benefits for employees meeting minimum age and service requirements.  Participants may contribute a percentage of their gross wages, subject to certain limitations.  The plan provides for discretionary matching contributions, as determined by the board of directors, to be made by the Company.  The discretionary amount contributed to the plan by the Company was $6,000, $7,000, and $6,000 for 2006, 2005 and 2004, respectively.

Note 9:  Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, receivables, and accounts payable.  The carrying amount of these financial instruments approximates fair value because of the short-term nature of these items.

Note 10:  Commitments and Contingencies

Foreign Income Taxes — The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past six years without final resolution.  The first phase of the audit has been completed, and the Company has been assessed additional income taxes based on positions taken by CCRA on certain matters that differ from positions taken by the Company.

The Company, based on consultation with its professional tax advisors in Canada, believes that, in most instances, the facts and circumstances support the positions taken by the Company, and has filed with CCRA formal notices of objection for each year under audit, and the audit has progressed to the appeals level.  The timing of the completion of the appeals process is currently uncertain.

The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2006 will be adequate for the resolution of the audit by CCRA.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

United States Income Taxes - Certain of the Company’s United States corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company has reviewed the position taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believes it may be liable.  The Company has filed with the IRS a formal protest and request for appeals for those positions taken by the IRS with which the Company disagrees.  The ultimate outcome of the IRS appeals process and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

Litigation — The Company is subject from time-to-time to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

As discussed previously, Cyanco is a non-corporate joint venture owned 50 percent by Winnemucca Chemicals and 50 percent by Degussa Corporation.  The Joint Venture Agreement provides that each joint venture partner has a first right of refusal to purchase the other partner’s interest in the event the other partner transfers its interest in the joint venture to a third party.

Effective January 1, 2003, Degussa Corporation purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa GmbH.  CyPlus is an indirect, wholly-owned subsidiary of Degussa GmbH in Germany.  Degussa GmbH is also the direct parent of Degussa Corporation.

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

Discovery in the lawsuit was concluded and both parties filed motions for partial summary judgment in March 2006.  On December 12, 2006, the motions were granted in part and denied in part.  In its order on the cross motions, the Court denied all of the affirmative defenses of Degussa and CyPlus with prejudice.  The Court denied with prejudice Winnemucca’s claims that it could purchase Degussa’s participating interest in Cyanco for book value and also Winnemucca’s claimed right of first refusal.  The Court held, however, that there was a transfer to a third party for purposes of the Joint Venture Agreement and that invalidation of the transfer was not the only remedy available to Winnemucca. .  A Court-ordered mediation is scheduled to take place in Reno, Nevada, on April 3, 2007.

In December 2006, the matter regarding the commission payments was settled with the payment to Winnemucca by CyPlus of $128,000, which amount is included in investment and other income in the consolidated statement of income for the year ended December 31, 2006.

Note 11:  Supplemental Consolidated Statements of Cash Flows Information

Amounts paid for income taxes were $5,330,000, $1,881,000, and $153,000 in 2006, 2005 and 2004, respectively.  The Company paid no interest in 2005, 2004 and 2003.

During 2006:

•                  The Company declared a dividend in December, which was paid in January 2007, increasing accounts payable and accrued expenses and reducing retained earnings by $559,000.

•                  The Company decreased accounts payable and accrued expenses and increased capital in excess of par value by $229,000 for the tax benefit of stock options that were exercised during the year.

•                  The Company increased accounts payable and accrued expenses and increased income tax deposits by $239,000 to reclassify net income tax amounts on deposit.

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