Form 10-Q
period 2007-03-31
NEVADA CHEMICALS INC
filed 2007-05-08
CIK 356342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of May 08, 2007 was 6,983,172.

Nevada Chemicals, Inc.
Form 10-Q
Table of Contents

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.
Condensed Consolidated Balance Sheets

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,320,000	$15,875,000
Receivables	66,000	57,000
Income tax deposits	—	239,000
Prepaid expenses	51,000	44,000

Total current assets	16,437,000	16,215,000

Investment in joint venture	9,120,000	9,193,000
Other assets	255,000	254,000

	$25,812,000	$25,662,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$1,619,000	$1,572,000

Deferred income taxes	865,000	980,000

Total liabilities	2,484,000	2,552,000

Stockholders’ equity:
Common stock	7,000	7,000
Capital in excess of par value	4,286,000	4,286,000
Retained earnings	19,035,000	18,817,000

Total stockholders’ equity	23,328,000	23,110,000

	$25,812,000	$25,662,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.
Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Revenues and equity in earnings:
Management fee from joint venture	$169,000	$198,000
Equity in earnings of joint venture	927,000	1,570,000

Total	1,096,000	1,768,000

General and administrative expenses	286,000	311,000

Operating income	810,000	1,457,000

Investment and other income	152,000	150,000

Income before provision for income taxes	962,000	1,607,000

Provision for income taxes	185,000	529,000

Net income	$777,000	$1,078,000

Earnings per common share:
Basic	$0.11	$0.16

Diluted	$0.11	$0.15

Weighted average number of shares outstanding:
Basic	6,983,172	6,901,000

Diluted	6,999,548	6,978,000

Dividends declared per common share	$0.08	$0.07

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.
Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2007	2006

Cash flows from operating activities:
Net income	$777,000	$1,078,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,000	1,000
Equity in earnings of joint venture	(927,000)	(1,570,000)
Deferred income taxes	(115,000)	(242,000)
Changes in operating assets and liabilities:
Receivables	(9,000)	(9,000)
Prepaid expenses	(7,000)	(6,000)
Other assets	—	—
Accounts payable and accrued expenses	286,000	675,000

Net cash provided by (used in) operating activities	4,000	(73,000)

Cash flows from investing activities:
Distributions from joint venture	1,000,000	1,000,000

Cash flows from financing activities:
Payment of dividends	(559,000)	(483,000)

Net increase in cash	445,000	444,000

Cash and cash equivalents, beginning of period	15,875,000	16,784,000

Cash and cash equivalents, end of period	$16,320,000	$17,228,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.
Notes to Condensed Consolidated Financial Statements

(Unaudited)

NOTE 1.  ORGANIZATION AND BASIS OF PRESENTATION

Nevada Chemicals, Inc. (the “Company”), through its ownership in Cyanco Company (“Cyanco”), supplies chemicals to the gold mining industry in the western United States.  Winnemucca Chemicals, Inc. (“Winnemucca Chemicals”), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.  The Company accounts for its investment in Cyanco using the equity method of accounting with the book value of the investment recorded at an amount that approximates the balance of the Company’s capital account as reported in the financial statements of Cyanco.  Summarized financial information for Cyanco is included in Note 3.

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in according with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2007.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $15,699,000 and $15,606,000 as of March 31, 2007 and December 31, 2006, respectively.  Cash was $621,000 and $269,000 as of March 31, 2007 and December 31, 2006, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  At March 31, 2007 the Company had reduced its deferred tax assets by recording a valuation allowance of $479,000 (see Note 5).

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended March 31
	2007	2006
Weighted average number of shares outstanding – basic	6,983,172	6,901,000
Dilutive effect of stock options	16,376	77,000

Weighted average number of shares outstanding – diluted	6,999,548	6,978,000

Stock-Based Compensation – On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the Company to measure the compensation cost of stock options and other stock-based compensation to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The fair value of stock options is computed using the Black-Scholes valuation model.  No stock options were granted to employees or directors during the three months ended March 31, 2007, resulting in no impact on the consolidated financial statements of the Company for that period.

Recent Accounting Pronouncements – The FASB has issued SFAS Statement No. 157, Fair Value Measurements.  This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Under the new standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted.  The Company anticipates adopting SFAS No. 157 on January 1, 2008, but is currently unable to determine the impact of the adoption of the standard on its consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the potential impact, if any,  of SFAS No. 159 on our consolidated financial statements.

NOTE 3.  INVESTMENT IN JOINT VENTURE

Summarized financial information for Cyanco is as follows:

	Three Months Ended March 31,
	2007	2006

Revenues	$11,251,000	$13,195,000
Costs and expenses	9,396,000	10,055,000
Net income before taxes	1,855,000	3,140,000
Company’s equity in earnings	927,000	1,570,000

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

NOTE 4.  DIVIDENDS

In March 2007, the Company declared a cash dividend of $.08 per share on a total of 6,983,172 outstanding shares of record as of March 20, 2007, payable on April 10, 2007.  As of March 31, 2007, dividends payable of approximately $559,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In January 2007, the Company paid dividends of approximately $559,000, which were declared in December 2006.  In January 2006, the Company paid dividends of approximately $483,000, which were declared in December 2005.

NOTE 5.  INCOME TAXES

Adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48)

Effective January 1, 2007, we adopted FIN 48. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements. The tax law is, however, subject to varied interpretations, and whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position, which did not create a difference between the financial statement basis and the tax basis of an asset or liability and that would have future tax consequences was included in our income tax provision if it was probable the position would be sustained upon audit. The benefit of any uncertain tax position that created a basis difference in an asset or liability was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimate of the ultimate outcome of the uncertain tax position. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position in the aggregate has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of the deferred benefit for the uncertain tax position.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the three months ended March 31, 2007, the Company recognized approximately $ 10,000 in interest and penalties.

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

Certain of the Company’s United States corporate income tax returns are currently under audit by the IRS.  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  During 2006 the Company has reviewed the position taken by the IRS and paid certain taxes for which it believes it has liability.  The Company is pursuing the internal appeal process at the IRS for those positions taken by the IRS with which the Company disagrees.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2007 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2007	December 31, 2006

Deferred tax assets:
Foreign income taxes and credit carryforwards	$726,000	$926,000
Accrued expenses	140,000	136,000
Stock based compensation	92,000	92,000
Other	31,000	31,000
Less valuation allowance	(479,000)	(611,000)

	510,000	574,000
Deferred tax liabilities – depreciation and amortization	(1,375,000)	(1,554,000)

	$(865,000)	$(980,000)

Due to uncertainties surrounding the realization of the benefit of certain foreign tax payments, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion. Therefore, as of March 31, 2007, the Company recorded a valuation allowance of $479,000 relating to the foreign income tax payments and accruals.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the condensed consolidated statements of income for the three months ended March 31, 2007 and March 31, 2006 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three months ended March 31, 2007 and March 31, 2006 is presented in Note 3 to the Company’s condensed consolidated financial statements.

Cyanco represents one of two sources of sodium cyanide for use in the mining industry in the western United States.  E.I. DuPont Nemours (“DuPont”) is presently the sole competitor of Cyanco in supplying sodium cyanide to the mining industry in the western United States.

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

All of Cyanco’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  Each large mining concern may have multiple operating properties within Cyanco’s operating region.  A loss of one or more of these customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  With high or increasing gold prices, existing gold mining operations tend to expand and new or old mines are opened.  The reverse is true with falling gold prices.  During the first quarter, anticipated sales to a new mine were reduced due to metallurgical challenges at the new operation, and a separate mining operation ceased active mining but will continue its use of sodium cyanide in heap leach operations for some time.

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

•                  Projected number of pounds of product to be delivered

•                  Projected life of the contract, including reasonable assumptions for renewals beyond the initial contract period

•                  Projected costs of raw materials

•                  Projected reductions in cash flows for revenue sharing obligation

If the carrying amount of the asset exceeds the estimated undiscounted cash flows, the amount of impairment loss recorded in Cyanco’s statement of operations is calculated based on the excess of the carrying amount over the estimated fair value of those assets, calculated using the discounted cash flows expected during the remaining useful life of the asset.

Accounting for Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  At March 31, 2007 the Company had reduced its deferred tax assets by recording a valuation allowance of $479,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2007 will be adequate for the resolution of the audits.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  The Company reviews the accrued amount at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made.

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

Results of Operations

Equity in earnings of Cyanco decreased $643,000, or 41%, to $927,000 in the three months ended March 31, 2007 compared to $1,570,000 in the three months ended March 31, 2006.  Cyanco revenues decreased $1,944,000, or 15%, to $11,251,000 in the three months ended March 31, 2007 compared to $13,195,000 in the three months ended March 31, 2006.  The decrease in Cyanco revenues is due primarily to a decrease in product sales and the “lag effect” in our historical cost plus pricing agreements, which beneficially affected the prior year quarter.  Product sales volumes for the first quarter of 2007 were down 8% primarily due to one mining operations decision to cease operations at one facility, and a much slower than anticipated start up of a new replacement mining facility in the first quarter of 2007.  In addition, we experienced lower margins in 2007 as compared to the same period in 2006 as a result of the “lag effect” of its cost plus pricing arrangements.   Cyanco has the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers and the obligation to pass on decreases.  However, price changes to Cyanco’s customers historically often lagged the changes in the cost of raw materials by two to four months.  As a result of dropping raw material prices in the first quarter of 2006, this “lag effect” resulted in Cyanco realizing a higher price per pound for sodium cyanide sold during the three months ended March 31, 2006 as compared to the same period in 2007.  This delay in pricing adjustments has been eliminated from most of Cyanco’s contracts and the agreements are now largely adjusted on a monthly basis.  Cyanco’s costs and expenses decreased $659,000, or 7%, to $9,396,000 in the three months ended March 31, 2007 compared to $10,055,000 in the three months ended March 31, 2006.  The decrease in operating costs in the current year resulted primarily from the lower volumes of product sold.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $1,285,000, or 41%, to $1,855,000 during the three months ended March 31, 2007 compared to $3,140,000 in the three months ended March 31, 2006.

Management fee income from Cyanco decreased $29,000, or 15%, to $169,000 in the three months ended March 31, 2007 compared to $198,000 in the three months ended March 31, 2006, due to the decrease in Cyanco’s revenues as discussed above, upon which the management fee is computed.

Investment and other income increased $2,000, or 1%, to $152,000 in the three months ended March 31, 2007 compared to $150,000 in the three months ended March 31, 2006.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period and to more favorable rates realized during the current year.

General and administrative expenses decreased $25,000, or 8%, to $286,000 in the three months ended March 31, 2007 compared to $311,000 in the three months ended March 31, 2006.  This decrease is due to primarily to decreases in professional fees and other expenses related to income tax audits, and the Company’s dispute with the Cyanco joint venture partner.

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

Certain of the Company’s United States corporate income tax returns are currently under audit by the IRS.  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company has reviewed the position taken by the IRS and paid the taxes for which it believes it may be liable.  The Company anticipates pursuing the internal review process at the IRS for those positions taken by the IRS with which the Company does not agree.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

The results of operations for the three months March 31, 2007 have been positively impacted by the Company adjusting its estimates of the amount of taxes, penalties and interest that will be due in Canada related to the ongoing audit of the Company’s Canadian tax returns (see Note 5).  As a result, the provision for income taxes reported in the Company’s condensed consolidated statements of income for the three months March 31, 2007 is substantially lower than amounts which would be computed by applying the statutory federal income tax rate to income before provision for income taxes, resulting in higher net income.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2007 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Liquidity and Capital Resources

At March 31, 2007, the liabilities of the Company consisted of current liabilities of $1,619,000 and deferred income taxes of $865,000.  Current liabilities consisted of trade accounts payable of $41,000, dividends payable of $559,000 and accrued expenses (comprised primarily of accrued income taxes) of $1,019,000.  These current liabilities compare favorably to total current assets of $16,437,000 at March 31, 2007.  Current assets were comprised primarily of cash and cash equivalents of $16,320,000.

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

Net cash provided in operating activities for the three months ended March 31, 2007 was $4,000 compared to net cash used by operating activities of $(73,000) for the three months ended March 31, 2006.  This increase in net cash provided in operations is due primarily to the decrease in accounts payable and accrued expenses.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities was $1,000,000 for the three months ended March 31, 2007, and 2006, consisting of distributions from Cyanco.

Net cash used in financing activities was $559,000 and $483,000 for the three months ended March 31, 2007, and 2006, respectively, consisting of the payment of dividends.

The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

The Company’s operations have not been, and are not expected to be, materially affected by inflation.

Forward Looking Statements

Within this quarterly report on Form 10-Q, including the discussion in this Item 2, there are forward-looking statements made in an effort to inform the reader of management’s expectation of future events.  These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results.  The factors which may impact future operating results include, but are not limited to, decisions made by Cyanco’s customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco; decisions made by Cyanco’s customers with respect to the use or sourcing of sodium cyanide used in their operations; changes in world supply and demand for commodities, particularly gold; changes in the costs of raw materials, labor, and consumables used by Cyanco in the production of sodium cyanide; political, environmental, regulatory, economic and financial risks; resolution of contingencies related to the audits of the Company’s U.S. and Canadian income tax returns; major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically; competition; and the continued availability of qualified technical and other professional employees of the Company and Cyanco.  Many of these risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks.  Consequently, the actual results could differ materially from those indicated in the statements made.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at March 31, 2007 of $16,320,000 was outstanding during the 2007 year, a 1% change in interest rates would result in a change of annual earnings of approximately $163,000.

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007.  Based on this evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective as of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2007 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The wholly-owned subsidiary of the Company, Winnemucca Chemicals, has reached a settlement of the claims asserted in WINNEMUCCA CHEMICALS, INC. vs. DEGUSSA CORPORATION and CYPLUS CORPORATION, Case
No.: CV-N-04-364-ECR (RAM), filed January 5, 2004. The parties to the litigation are in the process of finalizing the settlement agreement. The dispute arose over the transfer by Degussa Corporation of its 50% joint venture interest in Cyanco to CyPlus Corporation. CyPlus is an indirect, wholly-owned subsidiary of Degussa GmbH in Germany, which is also the direct parent of Degussa Corporation. This litigation had no impact on the operations of Cyanco.

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

The number of Cyanco customers is relatively small and a loss of one or more customers could adversely affect future Cyanco sales, and may have a material adverse effect on the Company’s results of operations.

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

Item 2.  Changes in Securities, Use of Proceeds and Issuer Repurchase of Equity Securities

In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.  During the three-month period ended March 31, 2007, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 6.  Exhibits

Exhibit 31.1 – Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 32.2 – Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 99.1 – Press Release Dated May 08, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CHEMICALS, INC.
(Registrant)

May 08, 2007	/s/ John T. Day
(Date)	John T. Day, President (principal
executive officer)

May 08, 2007	/s/ Kevin L. Davis
(Date)	Kevin L. Davis,
Chief Financial Officer (principal financial and accounting officer)