Form 10-Q
period 2007-06-30
NEVADA CHEMICALS INC
filed 2007-08-01
CIK 356342

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of August 1, 2007 was 6,983,172.

Nevada Chemicals, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$16,279,000	$15,875,000
Receivables	75,000	57,000
Income tax deposits	—	239,000
Prepaid expenses	66,000	44,000

Total current assets	16,420,000	16,215,000

Investment in joint venture	9,573,000	9,193,000
Other assets	346,000	254,000

	$26,339,000	$25,662,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$1,944,000	$1,572,000

Deferred income taxes	719,000	980,000

Total liabilities	2,663,000	2,552,000

Stockholders’ equity:

Common stock	7,000	7,000
Capital in excess of par value	4,286,000	4,286,000
Retained earnings	19,383,000	18,817,000

Total stockholders’ equity	23,676,000	23,110,000

	$26,339,000	$25,662,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2007	2006

Revenues and equity in earnings:
Management fee from joint venture	$190,000	$203,000
Equity in earnings of joint venture	1,453,000	1,840,000

Total	1,643,000	2,043,000

General and administrative expenses	355,000	519,000

Operating income	1,288,000	1,524,000

Investment and other income	184,000	154,000

Income before provision for income taxes	1,472,000	1,678,000

Provision for income taxes	496,000	1,437,000

Net income	$976,000	$241,000

Earnings per common share:
Basic	$0.14	$0.03

Diluted	$0.14	$0.03

Weighted average number of shares outstanding:
Basic	6,983,000	6,963,000

Diluted	7,004,000	6,973,000

Dividends declared per common share	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2007	2006

Revenues and equity in earnings:
Management fee from joint venture	$359,000	$401,000
Equity in earnings of joint venture	2,380,000	3,410,000

Total	2,739,000	3,811,000

General and administrative expenses	641,000	830,000

Operating income	2,098,000	2,981,000

Investment and other income	336,000	304,000

Income before provision for income taxes	2,434,000	3,285,000

Provision for income taxes	681,000	1,966,000

Net income	$1,753,000	$1,319,000

Earnings per common share:
Basic	$0.25	$0.19

Diluted	$0.25	$0.19

Weighted average number of shares outstanding:
Basic	6,983,000	6,932,000

Diluted	7,002,000	6,936,000

Dividends declared per common share	$0.17	$0.15

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2007	2006

Cash flows from operating activities:
Net income	$1,753,000	$1,319,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation expense	1,000	1,000
Stock option expense	—	269,000
Equity in earnings of joint venture	(2,380,000)	(3,410,000)
Deferred income taxes	(261,000)	(591,000)
Changes in operating assets and liabilities:
Receivables	(18,000)	2,000
Prepaid expenses	(22,000)	(2,000)
Other assets	—	(1,000)
Accounts payable and accrued expenses	611,000	868,000

Net cash used in operating activities	(316,000)	(1,545,000)

Cash flows from investing activities:
Purchase of life insurance policy	(83,000)	—
Purchase of property and equipment	(10,000)	—
Distributions from joint venture	2,000,000	3,000,000

Net cash provided in investing activities	1,907,000	3,000,000

Cash flows from financing activities:
Exercise of stock options	—	36,000
Payment of dividends	(1,187,000)	(966,000)

Net cash used in financing activities	(1,187,000)	(930,000)

Net increase in cash	404,000	525,000

Cash and cash equivalents, beginning of period	15,875,000	16,784,000

Cash and cash equivalents, end of period	$16,279,000	$17,309,000

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

The results of operations for the three-month and six-month periods ended June 30, 2007 are not necessarily indicative of the results to be expected for the year ending December 31, 2007.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current period presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $5,278,000 and $15,606,000 as of June 30, 2007 and December 31, 2006, respectively.  Cash was $11,001,000 and $269,000 as of June 30, 2007 and December 31, 2006, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Deferred Income Taxes – As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheets.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Through June 30, 2007 the Company had reduced its deferred tax assets by recording a valuation allowance of $491,000 (see Note 5).

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Weighted average number of shares outstanding – basic	6,983,000	6,963,000	6,983,000	6,932,000
Dilutive effect of stock options	21,000	10,000	19,000	4,000

Weighted average number of shares outstanding – diluted	7,004,000	6,973,000	7,002,000	6,936,000

Stock-Based Compensation – On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the Company to measure the compensation cost of stock options and other stock-based compensation to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The fair value of stock options is computed using the Black-Scholes valuation model.  No stock options were granted to employees or directors during the six months ended June 30, 2007.

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

NOTE 3.  INVESTMENT IN JOINT VENTURE

Summarized financial information for Cyanco is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2007	2006	2007	2006
Revenues	$12,674,000	$13,566,000	$23,925,000	$26,761,000
Costs and expenses	9,767,000	9,886,000	19,163,000	19,941,000
Net income before taxes	2,906,000	3,680,000	4,761,000	6,820,000
Company’s equity in earnings	1,453,000	1,840,000	2,380,000	3,410,000

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

NOTE 4.  DIVIDENDS

In May 2007, the Company declared a cash dividend of $.09 per share on a total of 6,983,172 outstanding shares of record as of June 20, 2007, which was paid on July 5, 2007.  As of June 30, 2007, dividends payable of approximately $628,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.  In March 2007, the Company declared a cash dividend of approximately $559,000, or $.08 per share, on a total of 6,983,172 outstanding shares of record as of March 22, 2007, which was paid on April 10, 2007.

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

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the six months ended June 30, 2007, the Company recognized approximately $24,000 in interest and penalties.

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

Certain of the Company’s United States corporate income tax returns are currently under audit by the IRS.  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  During 2006 the Company reviewed the position taken by the IRS and paid certain taxes for which it believes it has liability.  The Company is pursuing the internal appeal process at the IRS for those positions taken by the IRS with which the Company disagrees.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

The Company believes that amounts accrued and included in accounts payable and accrued expenses at June 30, 2007 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2007	December 31, 2006

Deferred tax assets:
Foreign income taxes and credit carryforwards	$744,000	$926,000
Accrued expenses	143,000	136,000
Stock-based compensation	92,000	92,000
Other	34,000	31,000
Less valuation allowance	(491,000)	(611,000)
	522,000	574,000

Deferred tax liabilities — depreciation and amortization	(1,241,000)	(1,554,000)

	$(719,000)	$(980,000)

Due to uncertainties surrounding the realization of the benefit of certain foreign tax payments, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion in paragraph 17.e of SFAS No. 109.  Therefore, through June 30, 2007, the Company had recorded a valuation allowance of $491,000 relating to the foreign income tax payments and accruals.

NOTE 6.  SUBSEQUENT EVENT

On July 18, 2007, Winnemucca Chemicals, a wholly-owned subsidiary of the Company, reached a settlement of the litigation with Degussa Corporation.  Under terms of the settlement, CyPlus Corporation, an affiliate of Degussa Corporation, will maintain its ownership of Degussa’s 50% interest in Cyanco, Winnemucca Chemicals has a right of first refusal with respect to the sale of CyPlus or the Cyanco interest, and CyPlus is required to pay Winnemucca Chemicals $581,000, which includes attorney’s fees.  The Company expects to receive these proceeds during the third quarter.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the condensed consolidated statements of income for the three months and six months ended June 30, 2007 and June 30, 2006 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three months and six months ended June 30, 2007 and June 30, 2006 is presented in Note 3 to the Company’s unaudited condensed consolidated financial statements.

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

With high or increasing gold prices, existing gold mining operations tend to expand current operations and begin the process of permitting for new mines or to reopen old existing mining operations.  However this permitting process can take several years.    The reverse is true with falling gold prices.  Although we have continued to see very strong gold prices during the first six months of this year our financial results show a downturn in revenue and volume as compared to our banner results in 2006.  The decrease in Cyanco revenues is primarily a result of changes in the mining operations and activities of our customers.  Seasonal variations, changes in operations due to complex ore bodies, challenges of start up and discontinued mining activities, can all cause variations in product usage.

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

Accounting for Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  Through June 30, 2007 the Company recorded a valuation allowance of $491,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at June 30, 2007 will be adequate for the resolution of the audits.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  The Company reviews the accrued amount at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made.

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

Results of Operations

Three Months Ended June 30, 2007

Equity in earnings of Cyanco decreased $387,000, or 21%, to $1,453,000 in the three months ended June 30, 2007 compared to $1,840,000 in the three months ended June 30, 2006.  Cyanco revenues decreased $892,000, or 7%, to $12,674,000 in the three months ended June 30, 2007 compared to $13,566,000 in the three months ended June 30, 2006.  The decrease in Cyanco earnings is due primarily to a 10% decrease in sales volume and the “lag effect” in our cost plus pricing agreements, which historically had two to four month true up provisions.  As raw material prices began to drop considerably during the first six months of 2006, Cyanco’s pricing agreements required Cyanco to pass along the reduced costs after the lag period had expired.  This ‘lag effect” as prices fell resulted in higher than normal margins during the first six months of 2006.  This delay in pricing adjustments has been modified in 2007 to a 30 day ‘true-up’ provision as opposed to two to four month provisions.  The shorter 30 day “true-up” provision will allow our pricing agreements to be more responsive to rising and falling costs of raw materials.  The decrease in Cyanco revenues is primarily a result of changes in the mining operations and activities of our customers.  Seasonal variations, changes in operations due to complex ore bodies, challenges of start up and discontinued mining activities can all cause variations in product usage.

Cyanco’s costs and expenses decreased $119,000, or 1%, to $9,767,000 in the three months ended June 30, 2007 compared to $9,886,000 in the three months ended June 30, 2006.  The decrease in operating costs in the three months ended June 30, 2007 resulted primarily from a reduction in depreciation and amortization expense.  Cyanco’s net income before taxes (on a 100% basis) decreased $774,000, or 21%, to $2,906,000 during the three months ended June 30, 2007 compared to $3,680,000 in the three months ended June 30, 2006.  The decrease in net income is a result of the “lag-effect” and the decrease in sales volume discussed above.

Management fee income from Cyanco decreased $13,000, or 6%, to $190,000 in the three months ended June 30, 2007 compared to $203,000 in the three months ended June 30, 2006, due to the decrease in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $30,000, or 19%, to $184,000 in the three months ended June 30, 2007 compared to $154,000 in the three months ended June 30, 2006.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period and an increase in the interest rate we earned during the current period.

General and administrative expenses decreased $164,000, or 32%, to $355,000 in the three months ended June 30, 2007 compared to $519,000 in the three months ended June 30, 2006.  This decrease is due primarily to a non-cash stock based compensation expense of $269,000 recorded in 2006 and no corresponding charges in 2007, offset by an increase in wages expense of $84,000 due to the recent additions of two full time employees.

The Company recorded a provision for income tax expense for the three month period ended June 30, 2007 and 2006 of $496,000 and $1,437,000 respectively.  The 2006 provision was higher than usual as a result of accruing and expensing an additional $883,000 related to income tax audits.  As a result, the 2007 amounts compared to 2006 are a smaller percentage of income before income taxes.

Six Months Ended June 30, 2007

Equity in earnings of Cyanco decreased $1,030,000, or 30%, to $2,380,000 in the six months ended June 30, 2007 compared to $3,410,000 in the six months ended June 30, 2006.  Cyanco revenues decreased $2,836,000, or 11%, to $23,925,000 in the six months ended June 30, 2007 compared to $26,761,000 in the six months ended June 30, 2006.  Although we have continued to see very strong gold prices during the first six months of this year our financial results show a downturn in revenue and volume as compared to our  results in 2006.  The decrease in Cyanco earnings is due primarily to a 9% decrease in sales volume and the “lag effect” in our cost plus pricing agreements, which historically had two to four month true up provisions.  As raw material prices began to drop considerably during the first six months of 2006, Cyanco’s pricing agreements required Cyanco to pass along the reduced costs after the lag period had expired.  This ‘lag effect” as prices fell resulted in higher than normal margins during the first six months of 2006.  This delay in pricing adjustments has been modified to a monthly ‘true-up’ as opposed to a two to four month provision.  The shorter monthly “true-up” provision will allow our pricing agreements to be more responsive to rising and falling costs of raw materials.  The decrease in Cyanco revenues is primarily a result of changes in the mining operations and activities of our customers.  Seasonal variations, changes in operations due to complex ore bodies, challenges of start up and discontinued mining activities can all cause variations in product usage.

Cyanco’s costs and expenses decreased $778,000, or 4%, to $19,163,000 in the six months ended June 30, 2007 compared to $19,941,000 in the six months ended June 30, 2006.  The decrease in operating costs in the current year resulted primarily from a 9% reduction in the volume of product sold, offset by the increase in the cost of certain key raw materials compared to the first six months of last year.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $2,059,000, or 30%, to $4,761,000 during the six months ended June 30, 2007 compared to $6,820,000 in the six months ended June 30, 2006.

Management fee income from Cyanco decreased $42,000, or 11%, to $359,000 in the six months ended June 30, 2007 compared to $401,000 in the six months ended June 30, 2006, due to the decrease in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $32,000, or 11%, to $336,000 in the six months ended June 30, 2007 compared to $304,000 in the six months ended June 30, 2006.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period and an increase in the interest rate we earned during the current period.

General and administrative expenses decreased $189,000, or 23%, to $641,000 in the six months ended June 30, 2007 compared to $830,000 in the six months ended June 30, 2006.  This decrease is due to primarily to a non-cash stock based compensation expense of $269,000 recorded in 2006 and no corresponding charges present in 2007, offset by an increase in wages expense of $89,000 due to the recent additions of two full time employees.

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

Certain of the Company’s United States corporate income tax returns are currently under audit by the IRS.  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company has reviewed the position taken by the IRS and paid the taxes for which it believes it is liable.  The Company anticipates pursuing the internal review process at the IRS for those positions taken by the IRS with which the Company does not agree.  The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

The results of operations for the  six-month period ended June 30, 2007 have been positively impacted by the Company adjusting its estimates of the amount of taxes, penalties and interest that will be due in Canada related to the ongoing audit of the company’s Canadian tax returns (see note 5).  The adjustment was based on a “more likely than not” assessment of our current tax liabilities associated with our Canadian tax positions.  As a result, the provision for income taxes reported in the Company’s condensed consolidated statements of income for the six months ended June 30, 2007 is lower than amounts which would be computed by applying the statutory federal income tax rate to income before provision for income taxes, resulting in higher net income.  The provision for income taxes was negatively impacted in the first six months of 2006 as the Company accrued and expensed an additional $883,000 related to tax audits. The Company believes that amounts accrued and included in accounts payable and accrued expenses at June 30, 2007 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Liquidity and Capital Resources

At June 30, 2007, the liabilities of the Company consisted of current liabilities of $1,944,000 and deferred income taxes of $719,000.  Current liabilities consisted of trade accounts payable of $20,000, dividends payable of $628,000 and accrued expenses (comprised primarily of accrued income taxes) of $1,296,000.  These current liabilities compare favorably to total current assets of $16,420,000 at June 30, 2007.  Current assets were comprised primarily of cash and cash equivalents of $16,279,000.

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

Net cash used in operating activities for the six months ended June 30, 2007 was $316,000 compared to net cash used in operating activities of $1,545,000 for the six months ended June 30, 2006.  This decrease in net cash used in operations is due primarily to the decrease the equity in earnings of Cyanco, and decreased general and administrative expenses.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities was $1,907,000 for the six months ended June 30, 2007 and $3,000,000 for the six months ended June 30, 2006.  The decrease in Cyanco distributions in the current year is due to the decreased earnings of Cyanco as discussed above.

Net cash used in financing activities was $1,187,000 for the six months ended June 30, 2007, consisting of the payment of dividends of $1,187,000.  Net cash used in financing activities was $930,000 for the six months ended June 30, 2006, consisting of the payment of dividends.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at June 30, 2007 of $16,279,000 was outstanding during the 2007 year, a 1% change in interest rates would result in a change of annual earnings of approximately $162,790.

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007.  Based on this evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective as of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2007 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The wholly-owned subsidiary of the Company, Winnemucca Chemicals, has reached a settlement of the claims asserted in WINNEMUCCA CHEMICALS, INC. vs. DEGUSSA CORPORATION and CYPLUS CORPORATION, Case No.: CV-N-04-364-ECR (RAM), filed January 5, 2004.  On July 18, 2007, Winnemucca Chemicals, a wholly-owned subsidiary of the Company, reached a settlement of the litigation with Degussa Corporation.  The dispute arose over the transfer by Degussa Corporation of its 50% joint venture interest in Cyanco to CyPlus Corporation.  CyPlus is an indirect, wholly-owned subsidiary of Degussa GmbH in Germany, which is also the direct parent of Degussa Corporation.  This litigation had no impact on the operations of Cyanco.

The settlement allows CyPlus to maintain ownership of Degussa Corporation’s 50% ownership interest Cyanco, grants Winnemucca Chemical a right of first refusal in the transferred assets, and requires that CyPlus to pay Winnemucca Chemicals $581,000, which includes legal costs incurred by Winnemucca Chemicals.  In December 2006 CyPlus paid Winnemucca Chemicals $128,000 in settlement of its claims to recover commissions under the distribution agreement, which amount also included legal fees incurred by Winnemucca Chemicals.

The Company is, from time to time, subject to legal proceedings arising out of the normal conduct of its business, which the Company believes are not material to its financial position or results of operations.

Item 1A.  Risk Factors.

The business and operations of the Company, particularly through its 50% ownership in Cyanco, are subject to risks.  In addition to considering the other information in this report, you should consider carefully the following factors in deciding whether to invest in the Company’s securities.  If any of these risks occur, or if other risks not currently anticipated or fully appreciated occur, the Company’s business and prospects could be materially adversely affected, which could have an adverse effect on the trading price for its shares.

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

Item 2.  Unregistered Sales of Equity and Use of Proceeds

In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.  During the three-month and six-month periods ended June 30, 2007, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 4T.  Submission of Matters to a Vote of Security Holders

On May 03, 2007, the annual meeting of shareholders was held.  The shareholders voted, either in person or by proxy, to elect five directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified, and to ratify the appointment of Tanner LC to be the Company’s independent registered public accountants for the year ending December 31, 2007.  The directors elected were Dr. John T. Day, Nathan L. Wade, E. Bryan Bagley, James E. Solomon and M. Garfield Cook.  The results of the shareholder vote were as follows:

Five directors receiving most votes:
Dr. John T. Day	5,999,649
Nathan L. Wade	6,000,506
E. Bryan Bagley	5,994,175
James E. Solomon	5,955,362
M. Garfield Cook	5,955,362

	For	Against	Abstain
Ratification of the appointment of Tanner LC as independent registered public accountants	5,999,281	795	970

Item 6.  Exhibits

Exhibit 31.1 – Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 32.2 – Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 99.1 – Press Release Dated August 1, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CHEMICALS, INC.
(Registrant)

August 1, 2007	/s/ John T. Day
(Date)	John T. Day, President (principal executive officer)

August 1, 2007	/s/ Kevin L. Davis
(Date)	Kevin L. Davis
Chief Financial Officer (principal financial and accounting officer)