Form 10-Q
period 2007-09-30
NEVADA CHEMICALS INC
filed 2007-10-30
CIK 356342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of October 30, 2007 was 6,983,172.

Nevada Chemicals, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Balance Sheets

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,682,000	$15,875,000
Receivables	70,000	57,000
Income tax deposits	—	239,000
Prepaid expenses	44,000	44,000

Total current assets	18,796,000	16,215,000

Investment in joint venture	8,245,000	9,193,000
Other assets	351,000	254,000

	$27,392,000	$25,662,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities — accounts payable and accrued expenses	$2,365,000	$1,572,000

Deferred income taxes	515,000	980,000

Total liabilities	2,880,000	2,552,000

Stockholders’ equity:
Common stock	7,000	7,000
Capital in excess of par value	4,286,000	4,286,000
Retained Earnings	20,219,000	18,817,000

Total stockholders’ equity	24,512,000	23,110,000

	$27,392,000	$25,662,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenues and equity in earnings:
Management fee from joint venture	$212,000	$206,000
Equity in earnings of joint venture	1,672,000	1,616,000

Total	1,884,000	1,822,000

General and administrative expenses	293,000	202,000

Operating income	1,591,000	1,620,000

Other income (expense):
Investment and other income	777,000	160,000
Interest expense	(11,000)	(224,000)

Total other income (expense)	766,000	(64,000)

Income before provision for income taxes	2,357,000	1,556,000

Provision for income taxes	893,000	740,000

Net income	$1,464,000	$816,000

Earnings per common share:
Basic	$0.21	$0.12

Diluted	$0.21	$0.12

Weighted average number of shares outstanding:
Basic	6,983,000	6,983,000

Diluted	7,000,000	6,985,000

Dividends declared per common share	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Revenues and equity in earnings:
Management fee from joint venture	$571,000	$607,000
Equity in earnings of joint venture	4,052,000	5,026,000

Total	4,623,000	5,633,000

General and administrative expenses	910,000	1,032,000

Operating income	3,713,000	4,601,000

Other income (expense):
Investment and other income	1,113,000	464,000
Interest expense	(35,000)	(224,000)

Total other income (expense)	1,078,000	240,000

Income before provision for income taxes	4,791,000	4,841,000

Provision for income taxes	1,574,000	2,706,000

Net income	$3,217,000	$2,135,000

Earnings per common share:
Basic	$0.46	$0.31

Diluted	$0.46	$0.31

Weighted average number of shares outstanding:
Basic	6,983,000	6,949,000

Diluted	7,001,000	6,953,000

Dividends declared per common share	$0.26	$0.23

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$3,217,000	$2,135,000
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	1,000	1,000
Stock option expense	—	269,000
Equity in earnings of joint venture	(4,052,000)	(5,026,000)
Deferred income taxes	(465,000)	(278,000)
Changes in operating assets and liabilities:
Receivables	(13,000)	29,000
Prepaid expenses	—	22,000
Other assets	—	(1000)
Accounts payable and accrued expenses	963,000	785,000

Net cash used in operating activities	(349,000)	(2,064,000)

Cash flows from investing activities:
Purchase of life insurance policy	(83,000)	—
Purchase of property and equipment	(15,000)	—
Distributions from joint venture	5,000,000	5,000,000

Net cash provided by investing activities	4,902,000	5,000,000

Cash flows from financing activities:
Exercise of stock options	—	36,000
Payment of dividends	(1,746,000)	(1,524,000)

Net cash used in financing activities	(1,746,000)	(1,488,000)

Net increase in cash	2,807,000	1,448,000

Cash and cash equivalents, beginning of period	15,875,000	16,784,000

Cash and cash equivalents, end of period	$18,682,000	$18,232,000

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading.

The results of operations for the three-month and nine-month periods ended September 30, 2007 are not necessarily indicative of the results to be expected for the full year.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents — The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $5,284,000 and $15,606,000 as of September 30, 2007 and December 31, 2006, respectively.  Cash was $13,398,000 and $269,000 as of September 30, 2007 and December 31, 2006, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

Deferred Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheets.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Through September 30, 2007 the Company had reduced its deferred tax assets by recording a valuation allowance of $580,000 (see Note 5).

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Weighted average number of shares outstanding — basic	6,983,000	6,983,000	6,983,000	6,949,000
Dilutive effect of stock options	17,000	2,000	18,000	4,000

Weighted average number of shares outstanding — diluted	7,000,000	6,985,000	7,001,000	6,953,000

Stock-Based Compensation — On January 1, 2006, the Company adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment.  SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees.  This statement requires the Company to measure the compensation cost of stock options and other stock-based compensation to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The fair value of stock options is computed using the Black-Scholes valuation model.  No stock options were granted to employees or directors during the nine months ended September 30, 2007.

Recent Accounting Pronouncements — The FASB has issued SFAS Statement No. 157, Fair Value Measurements.  This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Under the new standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts.  The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  The new standard is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  Early adoption is permitted.  The Company anticipates adopting SFAS No. 157 on January 1, 2008, but is currently unable to determine the impact of the adoption of the standard on its consolidated financial statements.

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

NOTE 3.  INVESTMENT IN JOINT VENTURE

Summarized financial information for Cyanco is as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2007	2006	2007	2006
Revenues	$14,168,000	$13,688,000	$38,093,000	$40,449,000
Costs and expenses	10,824,000	10,455,000	29,988,000	30,396,000
Net income before taxes	3,344,000	3,233,000	8,105,000	10,053,000
Company’s equity in earnings	1,672,000	1,616,000	4,052,000	5,026,000

Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Cyanco assesses the recoverability of the long-lived assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts.  Cyanco did not have any write downs during the three months and nine months ending September 30, 2007 and 2006.

NOTE 4.  DIVIDENDS

In August 2007, the Company declared a cash dividend of $0.09 per share on a total of 6,983,172 shares outstanding of record as of September 20, 2007, which was paid on October 5, 2007.  As of September 30, 2007, dividends payable of approximately $628,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.  In May 2007, the Company declared a cash dividend of $.09 per share on a total of 6,983,172 shares outstanding of record as of September 20, 2007, which was paid on July 5, 2007.  In March 2007, the Company declared a cash dividend of approximately $559,000, or $.08 per share, on a total of 6,983,172 shares outstanding of record as of March 22, 2007, which as paid on April 10, 2007.

In January 2007, the Company paid dividends of approximately $559,000, which were declared in December 2006 and were included in accounts payable and accrued expense on the December 31, 2006 balance sheet

NOTE 5.  INCOME TAXES

Adoption of Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48)

Effective January 1, 2007, the Company adopted FIN 48. The validity of any tax position is a matter of tax law, and generally there is no controversy about recognizing the benefit of a tax position in a company’s financial statements. The tax law is, however, subject to varied interpretations, and whether a tax position will ultimately be sustained may be uncertain. Prior to January 1, 2007, the impact of an uncertain tax position, which did not create a difference between the financial statement basis and the tax basis of an asset or liability and that would have future tax consequences, was included in our income tax provision if it was probable the position would be sustained upon audit. The benefit of any uncertain tax position that created a basis difference in an asset or liability was reflected in our tax provision if it was more likely than not that the position would be sustained upon audit. Prior to the adoption of FIN 48, we recognized interest expense based on our estimate of the ultimate outcome of the uncertain tax position. Under FIN 48, the impact of an uncertain tax position that is more likely than not of being sustained upon audit by the relevant taxing authority must be recognized at the largest amount that is more likely than not to be sustained. No portion of an uncertain tax position will be recognized if the position in the aggregate has less than a 50% likelihood of being sustained. Also, under FIN 48, interest expense is recognized on the full amount of the deferred benefit for the uncertain tax position.

The Company recognizes interest accrued related to unrecognized tax benefits in interest expense and penalties in operating expenses. During the nine months ended September 30, 2007, the Company recognized approximately $35,000 in interest accrued and penalties.

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

The Company believes that amounts accrued and included in accounts payable and accrued expenses at September 30, 2007 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate. The accrual for the potential Canadian tax liability is payable in Canadian dollars and the company increased this amount in the third quarter of 2007, based on foreign currency exchange rates and the strengthening of the Canadian dollar against the U.S. dollar.

Deferred tax assets (liabilities) are comprised of the following:

	September 30, 2007	December 31, 2006
Deferred tax assets:
Foreign income taxes and credit carryforwards	$879,000	$926,000
Accrued expenses	147,000	136,000
Stock-based compensation	92,000	92,000
Other	34,000	31,000
Less valuation allowance	(580,000)	(611,000)
	572,000	574,000

Deferred tax liabilities — depreciation and amortization	(1,087,000)	(1,554,000)

	$(515,000)	$(980,000)

Due to uncertainties surrounding the realization of the benefit of certain accrued foreign income taxes, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion in paragraph 17.e of SFAS No. 109.  Therefore, as of September 30, 2007, the Company had recorded a valuation allowance of $580,000.

NOTE 6.  OTHER INCOME

Other income for the three and nine months ended September 30, 2007 includes the amount received by Winnemucca Chemicals, a wholly-owned subsidiary of the Company, from the July 18, 2007 settlement of its litigation with Degussa Corporation.  Under terms of the settlement, CyPlus Corporation, an affiliate of Degussa Corporation, will maintain its ownership of Degussa’s 50% interest in Cyanco, Winnemucca Chemicals has a right of first refusal with respect to the sale of CyPlus or the Cyanco interest, and CyPlus paid Winnemucca Chemicals $581,000, which includes attorney’s fees.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the condensed consolidated statements of income for the three months and nine months ended September 30, 2007 and September 30, 2006 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three months and nine months ended September 30, 2007 and September 30, 2006 is presented in Note 3 to the Company’s unaudited condensed consolidated financial statements.

Cyanco represents one of two sources of sodium cyanide for use in the mining industry in the western United States.  E.I. DuPont Nemours (“DuPont”) is presently the sole competitor of Cyanco in supplying sodium cyanide to the mining industry.  Sodium cyanide is manufactured in two distinct forms:  (1) as a solid “briquette”, which can be shipped economically but, requires an additional “dissolution” process before it can be utilized in the mining industry, or (2) sodium cyanide  produced as a liquid and shipped directly to the mines for immediate use, which is the preferred method by the mines and is the process currently utilized by Cyanco.

Cyanco’s sodium cyanide business is dependent upon the gold mining industry located within the western United States.  Based on a January 2007 report prepared by the U.S. Geological Survey, Mineral Commodity Summaries the United States is in a tie with Australia as the second leading gold-producing nation, after South Africa for the 2006 calendar year.    Domestic mine output continues to be dominated by the Nevada region in which Cyanco operates, with about 82% of the gold produced within the United States according to the Mineral Commodity Summaries report.

Cyanco’s business is subject to competitive demands, dependence on a relatively small number of customers, fluctuating market prices for energy, raw materials, and increases in the cost of labor.  The Company believes that the important competitive factors in the sodium cyanide market are service, quality and price.  Cyanco delivers product to its customers pursuant to supply contracts, which vary in length.  Cyanco must meet competitive demands in order for its customers to renew product supply contracts as they expire, and has been able to achieve positive results by being creative and service-oriented and offering competitive prices.

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

With high or increasing gold prices, existing gold mining operations tend to expand current operations and begin the process of permitting for new mines or to reopen old existing mining operations.  However, this permitting process can take several years.  Although we have continued to see very strong gold prices during the first nine months of this year, Cyanco financial results show a downturn in year to date revenue and volume as compared to its banner results in 2006.  This year to date decrease is not attributable to changes in base customer mix however; it is primarily a result of changes in the mining operations and activities of Cyanco customers, changes in operations due to complex ore bodies, challenges of start up and discontinued mining activities.

In addition to the changes in mining operations and activities discussed above Cyanco’s decline in earnings as compared to the prior year can be explained in part by the “lag-effect” in the Cyanco cost plus pricing agreements, which historically had two to four month true up provisions.  As raw material prices fell during the first six months of 2006, Cyanco’s pricing agreements required them to pass along the reduced costs only after the lag period had expired.  This resulted in higher than normal margins during the first six months of 2006 as compared to the first six months of 2007.  Although raw material prices continue to fluctuate, they have remained comparable to the prior year period for the three month period ending September 30, 2007.  In 2007 Cyanco modified its pricing agreements to a shorter 30 day “true-up” provision that would be more responsive to the fluctuating raw material costs. Cyanco results for the three months ended September 30, 2007 show an increase in sales as compared to the prior year quarter, primarily a result of spot or short term contract sales, closing the gap on the year to date variance.

We are encouraged by our third quarter results and find them indicative of the strong gold prices and activities of the mining industry.  Cyanco’s modified pricing contracts beginning in 2007, with 30 day true up provisions, will help eliminate the overall lag-effect on earnings that Cyanco has experienced in the past.  Although we are encouraged it should be noted that we cannot predict with certainty future results as mining operations and activities are continually changing due to complex ore bodies, challenges of startup discontinued mining activities, and seasonal variations, all of which are in a continual state of flux and change.

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

Accounting for Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  Through September 30, 2007 the Company recorded a valuation allowance of $580,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would decrease income in the period such determination was made.

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at September 30, 2007 will be adequate for the resolution of the audits.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  The Company reviews the accrued amount at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made.

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

Results of Operations

Three Months Ended September 30, 2007

Equity in earnings of Cyanco increased $56,000, or 3%, to $1,672,000 in the three months ended September 30, 2007 compared to $1,616,000 in the three months ended September 30, 2006.  Cyanco revenues increased $480,000, or 4%, to $14,168,000 in the three months ended September 30, 2007 compared to $13,688,000 in the three months ended September 30, 2006.  The increase in Cyanco earnings is due primarily to a slight increase in its gross margin.  The increase in Cyanco revenues can be attributed to an increase in the average sales price, a result of its cost plus pricing agreements.

In addition, we have seen an increase in our spot or short term contract sales this quarter as compared to the same period last year, primarily a result of changes in operations and activities of our customers.

 In our previous quarterly reports we have discussed the impact of the “lag-effect” of Cyanco cost plus pricing arrangements, which historically had two to four month true up provisions.  As raw material prices fell during the first six months of 2006, Cyanco’s pricing agreements required them to pass along the reduced costs only after the lag period had expired.  This resulted in higher than normal margins during the first six months of 2006 as compared to the first six months of 2007.  In our current consolidated financial results for the three months ended September 30, 2007, the “lag-effect” is no longer applicable as raw material prices, although continually fluctuating, have remained comparable  in the year over year analysis.  Additionally, in 2007 Cyanco modified its pricing agreements to a shorter 30 day “true-up” provision that would be more responsive to the fluctuating raw material costs.

Cyanco’s costs and expenses increased $369,000, or 4%, to $10,824,000 in the three months ended September 30, 2007 compared to $10,455,000 in the three months ended September 30, 2006.  The increase in operating costs in the three months ended September 30, 2007 resulted primarily from an increase in production for the period.  Cyanco’s net income before taxes (on a 100% basis) increased $111,000, or 3%, to $3,344,000 during the three months ended September 30, 2007 compared to $3,233,000 in the three months ended September 30, 2006.  The increase in net income is a result of the increase in our average sales price and gross margin.

We are encouraged by Cyanco’s third quarter results and find them indicative of the strong gold prices and activities of the mining industry.  The changes in Cyanco pricing contracts beginning in 2007, with 30 day true up provisions, will help eliminate the overall lag-effect that we have experienced in the first six months of this year as compared to the prior year.  Although we are encouraged it should be noted that we cannot predict with certainty future results as mining operations and activities are continually changing due to complex ore bodies, challenges of startup and discontinued mining activities, and seasonal variations, all of which are in a continual state of flux and change.

Management fee income from Cyanco increased $6,000, or 4%, to $212,000 in the three months ended September 30, 2007 compared to $206,000 in the three months ended September 30, 2006, due to the increase in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $617,000, or 386%, to $777,000 in the three months ended September 30, 2007 compared to $160,000 in the three months ended September 30, 2006.  This unusual increase is due primarily to the settlement of Winnemucca Chemicals litigation with Degussa Corporation.  Under the terms of the agreement, CyPlus (Degussa) was required to pay $581,000 to Nevada Chemicals, which included attorney’s fees.  The additional increase of $36,000 is the result of an increase in the average balance of cash and cash equivalents during the period and an increase in interest rate on investments and cash during the current period.

General and administrative expenses increased $91,000, or 45%, to $293,000 in the three months ended September 30, 2007 compared to $202,000 in the three months ended September 30, 2006.  This increase is due primarily to  an increase in wages and benefits expense of $53,000 due to the recent addition of two full time employees and $31,000 increase in legal fees.

Interest expense decreased $213,000 or 95% to $11,000 in the three months ending September 30, 2007 compared to $224,000 in the three months ended September 30, 2006.  This decrease is the result of accruing and expensing $224,000 in 2006, an amount representing estimated interest charges over a period of several years on certain assessments related to the U.S. corporate income tax audits.

The Company recorded a provision for income tax expense for the three month period ended September 30, 2007 and 2006 of $893,000 and $740,000 respectively.  The provision increased due to higher income for the current period as a result of increased sales at Cyanco and the litigation settlement with Degussa.

Nine Months Ended September 30, 2007

Equity in earnings of Cyanco decreased $974,000, or 19%, to $4,052,000 in the nine months ended September 30, 2007 compared to $5,026,000 in the nine months ended September 30, 2006.  Cyanco revenues decreased $2,356,000, or 6%, to $38,093,000 in the nine months ended September 30, 2007 compared to $40,449,000 in the nine months ended September 30, 2006.  The Cyanco revenue and earnings have been positively impacted by its third quarter results, which posted a 4% increase in sales as compared to the prior year quarter, primarily the result of an increase in the average sales price, a slight increase in gross margin, increased mining activities, and an increase in  the spot or short term contract sales.  These positive results have slightly closed the gap on the year over year variances and results.

Although we have continued to see very strong gold prices during the first nine months of this year, Cyanco financial results show a downturn in revenue and volume as compared to its banner results in 2006.  This year to date decrease is not attributable to changes in our base customer mix however; it is primarily a result of changes in mining operations and activities of its customers.  Seasonal variations, changes in operations due to complex ore bodies, challenges of start up and discontinued mining activities.

In addition to the changes in mining operations and activities discussed above Cyanco’s decline in earnings as compared to the prior year can be explained in part by the “lag-effect” in its cost plus pricing agreements, which historically had two to four month true up provisions.  As raw material prices fell during the first six months of 2006, Cyanco’s pricing agreements required it to pass along the reduced costs only after the lag period had expired.  This resulted in higher than normal margins during the first six months of 2006 as compared to the first six months of 2007.  Although raw material prices continue to fluctuate, they have remained comparable in our year over year results for the three month period ending September 30, 2007.  In 2007 Cyanco modified its pricing agreements to a shorter 30 day “true-up” provision that would be more responsive to the fluctuating raw material costs.

Cyanco’s costs and expenses decreased $408,000, or 1%, to $29,988,000 in the nine months ended September 30, 2007 compared to $30,396,000 in the nine months ended September 30, 2006.  The decrease in operating costs in the current year resulted primarily from a 6% reduction in the volume of product sold, partially offset by the increase in the cost of certain key raw materials compared to the first nine months of last year.  As a result, Cyanco’s net income before taxes (on a 100% basis) decreased $1,948,000, or 19%, to $8,105,000 during the nine months ended September 30, 2007 compared to $10,053,000 in the nine months ended September 30, 2006.

Management fee income from Cyanco decreased $36,000, or 6%, to $571,000 in the nine months ended September 30, 2007 compared to $607,000 in the nine months ended September 30, 2006, due to the decrease in Cyanco’s revenues discussed above, upon which the management fee is computed.

Investment and other income increased $649,000, or 140%, to $1,113,000 in the nine months ended September 30, 2007 compared to $464,000 in the nine months ended September 30, 2006.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period, an increase in the interest rate, and the settlement of Winnemucca Chemical’s litigation with Degussa Corporation.  Under the terms of the settlement agreement, CyPlus (Degussa) was required to pay $581,000 to Nevada Chemicals, which included attorney’s fees.

General and administrative expenses decreased $122,000, or 12%, to $910,000 in the nine months ended September 30, 2007 compared to $1,032,000 in the nine months ended September 30, 2006.  This decrease is due to primarily to a non-cash stock based compensation expense of $269,000 recorded in 2006 and no corresponding charges present in 2007, offset by an increase in wages expense of $140,000 due to the recent additions of two full time employees.

The results of operations for the nine month period ended September 30, 2007 have been positively impacted by the Company adjusting its estimates of the amount of taxes, penalties and interest that will be due in Canada related to the ongoing audit of the Company’s Canadian tax returns. (see note 5 to the accompanying condensed consolidated financial statements).  The adjustment was based on a “more likely than not” assessment of our current tax liabilities associated with our Canadian tax positions.  As a result, the provision for income taxes reported in the Company’s condensed consolidated statements of income for the nine months ended September 30, 2007 is lower than amounts which would be computed by applying the statutory federal income tax rate to income before provision for income taxes, resulting in higher net income.  The provision for income taxes was negatively impacted in the first nine months of 2006 as the Company accrued and expensed an additional $883,000 related to tax audits. The Company believes that amounts accrued and included in accounts payable and accrued expenses at September 30, 2007 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Liquidity and Capital Resources

At September 30, 2007, the liabilities of the Company consisted of current liabilities of $2,365,000 and deferred income taxes of $515,000.  Current liabilities consisted of trade accounts payable of $19,000, dividends payable of $628,000 and accrued expenses (comprised primarily of accrued income taxes and related interest expense) of $1,718,000.  These current liabilities compare favorably to total current assets of $18,796,000 at September 30, 2007.  Current assets were comprised primarily of cash and cash equivalents of $18,682,000.

The Company’s current strategy is to invest cash in excess of short-term operating needs in highly liquid, variable interest rate investments with maturities of 90 days or less.  The Board of Directors of the Company is currently evaluating alternative uses for the cash of the Company, including optimizing short-term investment results without exposing the Company to high levels of market risk, diversification of the Company’s business, additional investment in Cyanco, and the payment of dividends to shareholders.  The Board of Directors is also looking at strategic opportunities to leverage our patents and technology related to the manufacturing of sodium cyanide in other strategic potential on-site manufacturing facilities.

Net cash used in operating activities for the nine months ended September 30, 2007 was $349,000 compared to net cash used in operating activities of $2,064,000 for the nine months ended September 30, 2006.  This decrease in net cash used in operations is due primarily to the decreased equity in earnings of Cyanco, decreased general and administrative expenses, and an increase in net income over the prior year.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities was $4,902,000 for the nine months ended September 30, 2007, and $5,000,000 for the nine months ended September 30, 2006.  The distributions from Cyanco in the current and prior year are equivalent, with the current year’s balance offset by the purchase of equipment and a life insurance policy.

Net cash used in financing activities was $1,746,000 for the nine months ended September 30, 2007, consisting of the payment of dividends of $1,746,000   Net cash used in financing activities was $1,488,000 for the nine months ended September 30, 2006, consisting of the payment of dividends of 1,524,000, offset by proceeds from the exercise of stock options of $36,000.

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

Item 3.  Quantitative and Qualitative Disclosure About Market Risk

A significant portion of the Company’s cash equivalents bear variable interest rates that are adjusted to market conditions.  Changes in market rates will affect interest earned on these instruments, and potentially the carrying value of the investments.  The Company does not utilize derivative instruments to offset the exposure to interest rates.  The cash equivalents and short-term investments are placed in a variety of products with different institutions.  Significant changes in interest rates could have an impact on the Company’s consolidated financial position and results of operations.  Assuming that the balance of cash and cash equivalents at September 30, 2007 of $18,682,000 was outstanding during the 2007 year, a 1% change in interest rates would result in a change of annual earnings of approximately $187,000.

The Company has no current foreign operations; however some of the Company’s prior year Canadian tax returns are currently under audit.  Although the ultimate outcome of this audit and the impact of the final results on the consolidated financial statements cannot be determined at this time, the Company has accrued and included in its accounts payable and accrued expenses a Canadian tax liability, which it believes will be adequate for the resolution of the audits.  This Canadian tax liability is subject to foreign currency fluctuations and is accounted for and adjusted on the Company’s consolidated financial statements. (see note 5).

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

As required by Rule 13a-15(b) under the Exchange Act, management conducted an evaluation, under the supervision and with the participation of the chief executive officer and the chief financial officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007.  Based on this evaluation, the chief executive officer and the chief financial officer have concluded that our disclosure controls and procedures were effective as of the period covered by this quarterly report.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended September 30, 2007 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The settlement allows CyPlus to maintain ownership of Degussa Corporation’s 50% ownership interest in Cyanco, grants Winnemucca Chemical a right of first refusal with respect to the sale of CyPlus or the Cyanco interest, and required that CyPlus to pay Winnemucca Chemicals $581,000, which included legal costs incurred by Winnemucca Chemicals.  In addition, in December 2006 CyPlus paid Winnemucca Chemicals $128,000 in settlement of its claims to recover commissions under the distribution agreement, which amount also included legal fees incurred by Winnemucca Chemicals.

The Company is, from time to time, subject to legal proceedings arising out of the normal conduct of its business, which the Company believes are not material to its financial position or results of operations.

Item 1A.  Risk Factors.

The business and operations of the Company, particularly through its 50% ownership in Cyanco, are subject to risks.  In addition to considering the other information in this report, you should consider carefully the following factors in deciding whether to invest in the Company’s securities.  If any of these risks occur, or if other risks not currently anticipated or fully appreciated occur, the Company’s business and prospects could be materially adversely affected, which could have an adverse effect on the trading price for our shares.

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

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company has accrued estimated amounts and has amounts on deposit for the potential outcome of these audits, but there can be no assurance that such costs will not ultimately exceed the current estimate.  In addition, the accrual for the potential tax liability in the Canadian audit is subject to change based on the foreign currency exchange rates between the Canadian and U.S. dollar.  The recent increase in the strength of the Canadian dollar has resulted in an increase in the accrued amount, which is expressed in U.S. dollars.  The Company reviews the accrued amounts at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made.  Consequently, the Company’s results of operations for any particular period may be affected by these adjustments, unrelated to the results of the current business operations of the Company for that period, which may affect the price for the Company’s common shares in the trading market.

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

Item 6.  Exhibits

Exhibit 31.1 — Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 — Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 — Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 32.2 — Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes — Oxley Act of 2002

Exhibit 99.1 — Press Release Dated October 30, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CHEMICALS, INC.
(Registrant)

October 30, 2007	/s/ John T. Day
(Date)	John T. Day, President (principal executive officer)

October 30, 2007	/s/ Kevin L. Davis
(Date)	Kevin L. Davis, Chief Financial Officer (principal financial and accounting officer)