Form 10-K
period 2007-12-31
NEVADA CHEMICALS INC
filed 2008-03-04
CIK 356342

Use these links to rapidly review the document
Nevada Chemicals, Inc. Annual Report on Form 10-K Table of Contents
NEVADA CHEMICALS, INC. AND SUBSIDIARY Index to Consolidated Financial Statements

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.) Yes ☐    No ☒

        The number of shares outstanding of the registrant's par value $0.001 Common Stock as of February 19, 2008 was 6,983,172.

        Based on the closing sales price of February 19, 2008, the aggregate market value of the Common Stock held by non-affiliates was $30,383,703 (3,549,498 shares estimated to be held by non-affiliates). Shares of the Common Stock controlled by each officer and director and by each person who may be deemed to be an affiliate of the registrant have been excluded. Documents incorporated by reference: None

Nevada Chemicals, Inc.
Annual Report on Form 10-K
Table of Contents

PART I

Item 1.    Business

General

        Nevada Chemicals, Inc., a Utah corporation organized in 1979 (the "Company"), is engaged in the business of supplying chemicals to the gold mining industry in the western United States through its ownership in Cyanco Company ("Cyanco"). Through its wholly owned subsidiary, Winnemucca Chemicals, Inc. ("Winnemucca Chemicals") the Company holds a 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide.

        The Company's operating revenues consist mainly of earnings from Cyanco based on the equity method of accounting and management fee income from Cyanco.

Cyanco Joint Venture Interest

        Cyanco is a 50/50 joint venture between the Company and CyPlus Corporation, a wholly owned subsidiary of Evonik Industries, a German company. Cyanco produces and markets liquid sodium cyanide from its Winnemucca, Nevada plant. Cyanco services the western U.S. gold mining industry, primarily located in Nevada, selling sodium cyanide for use in leaching precious metals in mining operations. There are principally two types of products marketed to gold mines for the leaching process: (1) a solid "briquette" sodium cyanide product that requires handling and physical dissolution before use and (2) the type provided by Cyanco, a liquid sodium cyanide which we believe provides for greater personal and environmental safety and comes to the mining customer ready to use.

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

        Cyanco has an annual liquid sodium cyanide production capacity of approximately 86 million pounds. Demand for the sodium cyanide manufactured by Cyanco is dependent on the level of gold mining activity in the geographic area it services. The level of gold mining activity is dependent, to some extent on the price of gold. Over the past several years, the market price of gold has generally increased from a low of $256 per ounce in February 2001 to as high as $924 per ounce in January 2008. Although gold continues to fluctuate it has averaged $695 per ounce during 2007 as compared to an average of $600 per ounce in 2006. As the price of gold continues at these higher values, existing gold mining operations tend to expand current operations and begin the process of permitting for new mines or to reopen old existing mining operations. However, this permitting process can take several years. Higher gold prices allow mining operations to expand their exploration and production activities. In such event, we believe the demand for sodium cyanide in Cyanco's market area should remain relatively stable or possibly increase in the future.

  Competition

        Cyanco represents one of two sources of sodium cyanide in the western United States. The world market for briquette or dry-form sodium cyanide is dominated by E.I. DuPont Nemours ("DuPont"). Cyanco competes with DuPont in the geographic area served by Cyanco.

        The Company believes that the important competitive factors in the sodium cyanide market are service, quality and price. Cyanco has had to meet competitive demands, and has been able to achieve results by being creative and service-oriented and offering competitive pricing.

  Dependence on Customers

        All of the Company's sales occur within the western United States. Since most of Cyanco's cyanide customers are large mining companies, the number of companies it services is relatively small. During 2007, Cyanco had sales to three customers representing 42%, 36% and 13% of total sales. The sales to the two largest customers are under multiple year contracts and each involves product for multiple operating properties within Cyanco's operating region. A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on the Company's results of operations. Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend one or all of its mining operations. However, management does not currently expect losses of customers due to mine closures based on prevailing gold prices.

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

        The Company continues to work on patents and technology specifically related to improved process efficiencies in the mining chemicals industry. The Company continues to work on technology and processes that can be utilized in other on-site facilities.

  Raw Materials

        Cyanco has historically not experienced significant difficulty in obtaining necessary raw materials used in the manufacture of its products. In the present environment, raw material availability could be impacted for short periods of time, but Cyanco does not expect significant difficulty in obtaining raw materials for the longer term. Cyanco must compete with other markets for a major portion of its raw materials (primarily ammonia, caustic soda, natural gas and electricity). The supplies of these products have been adequate in past years to meet the needs of industrial as well as agricultural and other commercial users. Cyanco has historically entered into long-term contracts for the transportation of natural gas to the Cyanco facility. Cyanco has not had significant difficulty in obtaining the other necessary raw materials since there are alternative sources of supply. Cyanco has experienced, however, wide fluctuations in the cost of raw materials, primarily driven by the cost of natural gas, which in turn impacts the price and availability of ammonia and caustic soda. Cyanco modified its pricing agreements with its customers in the beginning of 2007 to include 30 day true up provisions that were more responsive to the fluctuating raw material costs. These true up provisions allow the Company to pass along changes in the cost of raw materials within 30 days, therefore, as the price of raw materials increase the contracts allow Cyanco to pass along the increase and requiring a decrease if the price of raw materials decreases.

  Employees

        The Company currently employs three individuals at its corporate offices. Cyanco has 27 employees at its plant in Winnemucca, Nevada. The Company and Cyanco consider relations with their employees to be positive.

  Environmental Compliance

        Cyanco is subject to federal, state and local laws regulating the protection of the environment in the handling, storage and shipment of sodium cyanide and related raw materials. In preparation for the manufacture and sale of liquid sodium cyanide at the Cyanco plant, Cyanco incurred material capital expenditures relating to compliance with environmental laws and regulations, including expenditures required for specialty trucks and tankers and development of an emergency response plan in the event of a hazardous materials spill. Cyanco's processes are designed to prevent hazardous liquid discharge during the manufacture of its product. Compliance with such laws, rules and regulations on an ongoing maintenance basis is expected to require additional capital expenditures. Cyanco continually reviews its safety and security policies and procedures. A significant amount of Cyanco security measures are based upon the potential threat of terrorist activities at chemical facilities.

        Cyanco and other cyanide producers, along with international mining companies, have voluntarily begun to establish a standard of performance and procedures for manufacturing, transportation and use of cyanide called the International Cyanide Management Code ("ICMC"). The purpose of this code is to provide guidelines for the best available techniques to protect the environment, employees and the public. Cyanco is a signatory to this code, and has been certified by an independent auditing process to be in compliance.

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

Item 1A.    Risk Factors

        The business and operations of the Company, particularly through its 50% ownership in Cyanco, are subject to risks. In addition to considering the other information in this report, you should consider carefully the following factors in deciding whether to invest in the Company's securities. If any of these risks occur, or if other risks not currently anticipated or fully appreciated occur, the Company's business and prospects could be materially adversely affected, which could have an adverse effect on the trading price for our shares.

The number of Cyanco customers is relatively small and a loss of one or more customers could adversely affect future Cyanco sales, and may have a material adverse effect on the Company's results of operations.

        All of the Cyanco's sales occur within the western United States. Since most of Cyanco's cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on the Company's results of operations.

Price increases in energy and other raw materials could have a significant impact on Cyanco's ability to sustain and grow earnings.

        Cyanco's manufacturing processes consume significant amounts of natural gas, electricity and other raw materials, such as ammonia and caustic soda. The prices of energy and raw materials are subject to worldwide supply and demand as well as other factors beyond the control of Cyanco. The Company expects energy costs to remain high and volatile in the near future, which may result in further increases in Cyanco costs. Significant variations in the cost of energy and raw materials affect Cyanco's operating results. When possible, Cyanco purchases raw materials through negotiated long-term contracts to minimize the impact of price fluctuations. Success in offsetting higher raw material costs with price increases is largely influenced by competitive and economic conditions and could vary significantly depending on the market served. Cyanco has the ability under certain of its contracts, to pass on increases in the cost of raw materials to its customers. If Cyanco is not able to fully offset the effects of higher energy and raw material costs, it could have a significant impact on Cyanco's financial results and on the Company's equity in earnings of Cyanco.

Cyanco is subject to risks caused by the production of hazardous materials, including legal liability created by its operations.

        Cyanco's operations are subject to the hazards and risks normally incident to production of a hazardous material, any of which could result in damage to life, property, or the environment. Cyanco may be subject to significant legal liability for any damage caused by its operations, which could be substantial.

Changes to the extensive regulatory and environmental rules and regulations to which Cyanco is subject could have a material adverse effect on Cyanco's future operations.

        In addition to normal laws and regulations applicable to companies, Cyanco's operations are subject to various additional laws and regulations governing the protection of the environment, production of chemicals, occupational health, waste disposal, toxic substances, and other similar matters. New laws and regulations, amendments to existing laws and regulations, or more stringent implementation of existing laws and regulations could have a material adverse impact on Cyanco, increase costs, and cause a reduction in levels of production. Compliance with these laws and regulations requires significant expenditures and increases the operating costs of Cyanco. Changes in regulations and laws could adversely affect Cyanco's operations or substantially increase the costs associated with those operations.

The Company may not be able to control the decisions and strategy of joint ventures to which it is a party.

        Through its wholly owned subsidiary, Winnemucca Chemicals, Inc., the Company holds a 50% interest in Cyanco. Because the Company shares ownership in Cyanco with another chemical company, it is subject to the risks normally associated with the conduct of joint ventures. The existence or occurrence of one or more of the following circumstances and events could have a material adverse impact on the Company's profitability or the viability of its interests held through the joint venture, which could have a material adverse impact on the Company's results of operations and financial condition:

  •
  inability to exert influence over certain strategic decisions made in respect of joint venture operations;

  •
  inability of partners to meet their obligations to the joint venture or third parties; and

  •
  litigation between partners regarding joint venture matters.

Cyanco's production of liquid sodium cyanide is subject to risks related to environmental liability.

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

        Production of liquid sodium cyanide depends, to one degree or another, on adequate infrastructure. Reliable roads, railroad lines, bridges, power sources, and water supply are important determinants which affect capital and operating costs. A lack of such infrastructure or unusual or infrequent weather phenomena, sabotage, terrorism, government, or other interference in the maintenance or provision of such infrastructure could adversely affect Cyanco's operations, financial condition, and results of operations.

Shortage of supplies could adversely affect Cyanco's ability to operate.

        Cyanco is dependent on various supplies and equipment to carry out its chemical production. Cyanco may not be able to control its receipt of necessary supplies or equipment. The shortage of such supplies, equipment and parts could have a material adverse effect on the Company's ability to carry out its operations and therefore limit or increase the cost of production.

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

        The profitability of Cyanco's operations and ultimately the earnings of the Company are significantly affected by changes in the market price of gold. Demand for liquid sodium cyanide is affected by the level of gold exploration and development, which is in turn affected by the price of gold. Gold prices fluctuate on a daily basis and are affected by numerous factors beyond the control of the Company. The supply and demand for gold, the level of interest rates, the rate of inflation, investment decisions by large holders of gold, including governmental entities, and changes in exchange rates can all cause significant fluctuations in gold prices. Such external economic factors are in turn influenced by changes in international investment patterns and monetary systems and political developments. The price of gold has fluctuated widely and future serious price declines could cause continued commercial production to be impractical. Depending on the price of gold, cash flow from mining operations may not be sufficient to cover costs of production and capital expenditures, which may cause gold mining companies to suspend or terminate operations. In such event, demand for Cyanco's product would decrease.

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

Cyanco's insurance may not cover the risks to which its business is exposed.

        Cyanco's business is subject to a number of risks and hazards generally, including adverse environmental conditions, industrial accidents, changes in the regulatory environment and natural phenomena such as inclement weather conditions, floods and earthquakes. Such occurrences could result in damage to production facilities, personal injury or death, environmental damage to Cyanco's properties or the properties of others, delays in production, monetary losses and legal liability. Available insurance does not cover all the potential risks associated with a chemical company's operations. Cyanco may also be unable to maintain insurance to cover insurable risks at economically feasible premiums, and insurance coverage may not be available in the future or may not be adequate to cover any resulting loss. As a result, Cyanco might become subject to liability for pollution or other hazards for which it is uninsured or for which it elects not to insure because of premium costs or other reasons. Losses from these events may cause Cyanco to incur significant costs that could have a material adverse effect upon the Company's financial condition and results of operations.

The business of Cyanco is dependent on good labor and employment relations.

        Production at Cyanco's facilities is dependent upon the efforts of employees of Cyanco. Relationships between Cyanco and its employees may be impacted by changes in labor relations which may be introduced by, among others, employee groups, unions, and the relevant governmental authorities in whose jurisdictions Cyanco carries on business. Adverse changes in such legislation or in the relationship between Cyanco and its employees may have a material adverse effect on Cyanco's business, and the results of operations and financial condition of the Company.

Future changes to tax accruals or the final resolution of tax audits may adversely affect the results of operations in applicable periods.

        Certain of the Company's United States and Canadian income tax returns are currently under audit. The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time. The Company has accrued estimated amounts and has amounts on deposit for the potential outcome of these audits, but there can be no assurance that such costs will not ultimately exceed the current estimate. In addition, the accrual for the potential tax liability in the Canadian audit is subject to change based on the foreign currency exchange rates between the Canadian and U.S. dollar. The recent increase in the strength of the Canadian dollar has resulted in an increase in the accrued amount, which is expressed in U.S. dollars. The Company reviews the accrued amounts at each balance sheet date. Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made. Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made. Consequently, the Company's results of operations for any particular period may be affected by these adjustments, unrelated to the results of the current business operations of the Company for that period, which may affect the price for the Company's common shares in the trading market.

Changes in the market price of Company common shares may be unrelated to its results of operations and could have an adverse impact on the Company.

        The Company's common shares are listed on the National Association of Securities Dealers Automated Quotation system ("Nasdaq"). The price of the Company's common shares is likely to be significantly affected by short-term changes in the market price of gold or in its financial condition or results of operations as reflected in its quarterly earnings reports. A drop in trading volume and general market interest in the securities of the Company may adversely affect an investor's ability to liquidate an investment and consequently an investor's interest in acquiring a significant stake in the Company. A failure of the Company to meet the reporting and other obligations under U.S. securities laws or imposed by Nasdaq could result in a delisting of Company common shares. A substantial decline in the price of Company common shares that persists for a significant period of time could cause Company common shares to be delisted from the Nasdaq, further reducing market liquidity. As a result of any of these factors, the market price of the common shares at any given point in time may not accurately reflect the Company's long-term value. Securities class action litigation often has been brought against companies following periods of volatility in the market price of their securities. The Company may in the future be the target of similar litigation, which could result in substantial costs and damages and divert management's attention and resources.

The Company has paid dividends in the past but future dividends are not guaranteed.

        The Company has paid dividends in recent history and anticipates that it will continue to do so in the future. However, continued payment of dividends is subject to the discretion of the Company's board of directors, after taking into account many factors, including the Company's operating results, financial condition, and current and anticipated cash needs. There is no guarantee that the Company will continue to pay dividends in the future.

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

        Legal proceedings that could be brought against the Company or Cyanco in the future, for example, litigation based on its business activities, environmental laws, volatility in its stock price, or failure of its disclosure obligations, could have a material adverse effect on the Company's financial condition or prospects.

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

Item 4.    Results of Votes of Security Holders

        There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

PART II

Item 5.    Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

  (a)
  Price Range of Common Stock

        The common stock of the Company is currently listed on the Nasdaq National Market ("NNM"), under the symbol "NCEM." The following table sets forth the approximate range of high and low closing prices, adjusted for dividends and splits, for the common stock of the Company during the periods indicated.

		Closing Prices
		High	Low
2007	First Quarter	$10.25	$8.60
	Second Quarter	$10.32	$9.52
	Third Quarter	$10.58	$8.87
	Fourth Quarter	$10.17	$8.50
2006	First Quarter	$7.63	$6.38
	Second Quarter	$10.64	$7.58
	Third Quarter	$9.46	$7.70
	Fourth Quarter	$9.32	$7.55

        On February 19, 2008, the closing quotation for the common stock on NNM was $8.56 per share. As reflected by the high and low prices on the foregoing table, the trading price of the Common Stock of the Company can be volatile with dramatic changes over short periods. The trading price may reflect imbalances in the supply and demand for shares of the Company, market reaction to perceived changes in the industry to which the Company sells products and services, fluctuations in the price of gold, general economic conditions, and other factors. Investors are cautioned that the trading price of the common stock can change dramatically based on changing market perceptions that may be unrelated to the Company and its activities.

  (b)
  Approximate number of equity security holders

        The approximate number of record holders of the Company's Common Stock as of February 19, 2008 was 420, which does not include shareholders whose stock is held through securities position listings.

  (c)
  Dividends

        During 2007, the Company declared dividends of $.08 per share for the first quarter and $.09 per share for each of the second, third and fourth quarters, for an aggregate of $.35 per share, or $2,444,000. The fourth quarter dividend of $629,000 was paid in January 2008, and is included in accounts payable and accrued expenses on the Company's consolidated balance sheet at December 31, 2007.

        During 2006, the Company declared dividends of $.07 per share for the first quarter and $.08 per share for each of the second, third and fourth quarters, for an aggregate of $.31 per share, or $2,159,000. The fourth quarter dividend of $559,000 was paid in January 2007, and is included in accounts payable and accrued expenses on the Company's consolidated balance sheet at December 31, 2006.

        Payment of dividends is within the discretion of the Company's Board of Directors. There are no contractual or governance restrictions that currently limit the Company's ability to pay dividends on the Common Stock and it is anticipated that the Company will continue to pay dividends to its shareholders, to the extent deemed appropriate by the board of directors.

  (d)
  Securities authorized for issuance under equity compensation plans

        The Company does not have any equity compensation plans that have not been approved by its shareholders. Under the Company's 1988 Non-Qualified Stock Option Plan (the "Option Plan"), as amended, a maximum of 1,315,130 common shares were made available for granting of options to purchase common stock. The Option Plan, and subsequent material amendments or additions to shares under the Plan, have been previously approved by the shareholders of the Company.

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

        During 2007 the Company did not issue any stock options under the Option Plan and none of the outstanding options were exercised. Additionally, during the 2007 calendar year, neither the Company nor any of its affiliates purchased any equity securities of the Company. The Company did not sell any of its equity securities during 2007.

        In April 2006, three members of the Company's Board of Directors each exercised options to purchase 30,000 shares of the Company's common stock at $1.21 per share, for total consideration of approximately $109,000. One director paid $36,000 cash to exercise his options. The other directors surrendered 4,347 and 3,887 shares of the Company's common stock, respectively, with a combined market value of approximately $73,000 as consideration for the exercise of their options, as permitted by the underlying stock option agreement. The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction.

Item 6.    Selected Financial Data

        The following consolidated selected financial data as of and for each of the fiscal years in the five year period ended December 31, 2007 was derived from audited consolidated financial statements of the Company and its consolidated subsidiaries. The consolidated financial statements as of and for each of the fiscal years in the five year period were audited by Tanner LC, independent registered public accountants. The data set forth below should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's Consolidated Financial Statements and related Notes thereto.

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(in thousands except per share amounts)
Results of Operations Data:
Operating revenues and equity in earnings(1)	$6,555	$7,002	$3,072	$3,657	$2,960
Net income	4,981	3,224	1,779	1,704	1,308
Earnings per common share—diluted	0.71	0.46	0.26	0.24	0.19
Cash dividends declared per common share	$0.35	$0.31	$0.27	$0.23	$0.15
Balance Sheet Data:
Total assets	$27,765	$25,662	$26,137	$27,061	$25,306
Long-term debt	—	—	—	—	—
Stockholders' equity	25,647	23,110	21,510	21,354	21,216

(1)
Includes the Company's 50% share of the operating results of Cyanco reported using the equity method of accounting.

Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations

Overview

        The operations reported in the consolidated statements of income for each of the two years in the period ended December 31, 2007 and 2006, respectively, consist primarily of the Company's proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents, and corporate overhead, costs and expenses. Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company. Summarized financial information for Cyanco for the each of the two years in the period ended December 31, 2007 and 2006 is presented in Note 6 to the Company's consolidated financial statements. In addition, the audited financial statements of Cyanco are included as Exhibit 99.1 to this Form 10-K.

        Cyanco represents one of two sources of sodium cyanide for use in the mining industry in the western United States. E.I. DuPont Nemours ("DuPont") is presently the sole competitor of Cyanco in supplying sodium cyanide to the mining industry in this area. Sodium cyanide is manufactured in two distinct forms: (1) as a solid "briquette", which can be shipped economically but, requires in general an additional "dissolution" process before it can be utilized in the mining industry, or (2) sodium cyanide produced as a liquid and shipped directly to the mines for immediate use, which we believe is the method preferred by the mines and is the process currently utilized by Cyanco.

        Cyanco's sodium cyanide business is dependent upon the gold mining industry located within the western United States. Based on a January 2007 report prepared by the U.S. Geological Survey,

Mineral Commodity Summaries the United States is in a tie with Australia as the second leading gold-producing nation, after South Africa for the 2006 calendar year. Domestic mine output continues to be dominated by the Nevada region in which Cyanco operates, with about 82% of the gold produced within the United States according to the Mineral Commodity Summaries report.

        Cyanco's business is subject to competitive demands, dependence on a relatively small number of customers, fluctuating market prices for energy, and raw materials, and increases in the cost of labor. The Company believes that the important competitive factors in the sodium cyanide market are service, quality and price. Cyanco delivers product to its customers pursuant to supply contracts, which vary in length. Cyanco must meet competitive demands in order for its customers to renew product supply contracts as they expire, and has been able to achieve positive results by being creative and service-oriented and offering competitive prices.

        All of Cyanco's sales occur within the western United States. Since most of Cyanco's cyanide customers are large mining companies, the number of companies it services is relatively small. During 2007, Cyanco had sales to three customers representing 42%, 36% and 13% of total sales. Each large mining concern may have multiple operating properties within Cyanco's operating region. A loss of one or more of Cyanco's customers could adversely affect future sales, and may have a material adverse effect on the Company's results of operations. Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation. However, such losses of customers due to mine closures are not currently expected to occur, based on existing gold prices.

        With high or increasing gold prices, existing gold mining operations tend to expand current operations and begin the process of permitting for new mines or to reopen old existing mining operations. However, this permitting process can take several years. Although we have continued to see very strong gold prices during 2007, Cyanco financial results show a slight decrease in 2007 income as compared to its banner results in 2006. This decrease is not attributable to changes in base customer mix however; it is primarily a result of changes in the mining operations and activities of Cyanco customers, changes in operations due to complex ore bodies, challenges of mining operations start up and discontinued mining activities.

        The results of operations for the year ended December 31, 2007 have been positively impacted by two events. First, the Company reached a settlement of litigation with its joint venture partner, Evonik (formerly Degussa) Corporation and second, the Company reduced its Canadian tax liability accrual based upon information received from the Canada Customs and Revenue Agency with regard to the Canadian tax audits.

Critical Accounting Policies

        The preparation of financial statements and related disclosures in conformity with U.S. generally accepted accounting principles requires management to make judgments, estimates and assumptions that affect the reported amounts in the Company's consolidated financial statements. The Company's significant accounting policies are summarized in Note 1 to the Company's consolidated financial statements and the most critical of such policies are discussed below.

  •
  Investment in Cyanco

  •
  Accounting for Income Taxes

        Investment in Cyanco—As previously discussed, the Company does not own more than 50% of Cyanco, and as a result, the financial statements of Cyanco are not consolidated with the financial statements of the Company. The Company accounts for its investment in Cyanco using the equity method of accounting. Equity in earnings of Cyanco is based on the Company's 50% ownership in Cyanco and is calculated and recognized at the end of each month. Management fees from Cyanco are recognized monthly and are calculated as a percentage of Cyanco revenues based on the joint venture agreement.

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

        Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Cyanco assesses the recoverability of the long-lived assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts, using assumptions concerning the following factors:

  •
  Contract price per pound of product delivered

  •
  Projected number of pounds of product to be delivered

  •
  Projected life of the contract, including reasonable assumptions for renewals beyond the initial contract period

  •
  Projected costs of raw materials

  •
  Projected reductions in cash flows for revenue sharing obligation

        If the carrying amount of the asset exceeds the estimated undiscounted cash flows, the amount of impairment loss recorded in Cyanco's statement of operations is calculated based on the excess of the carrying amount over the estimated fair value of those assets, calculated using the discounted cash flows expected during the remaining useful life. Cyanco recorded no impairment losses in 2007 or 2006. (see discussion under "Impairment of Long-Lived Assets" below.)

        Deferred Income Taxes—As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company's consolidated balance sheet. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized. Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carry forwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies. As of December 31, 2007, the Company had reduced its deferred tax assets by recording a valuation allowance of $112,000. If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made. Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

        Certain of the Company's United States and Canadian income tax returns are currently under audit. The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time. The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2007 will be adequate for the resolution of the audits. However, there can be no assurance that such costs will not ultimately exceed the current estimate. The Company reviews the accrued amount at each balance sheet date. Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made. Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made. The Company has accrued estimated amounts and has amounts on deposit for the potential outcome of these audits, but there can be no assurance that such costs will not ultimately exceed the current estimate. Consequently, the Company's results of operations for any particular period may be affected by these adjustments, unrelated to the results of the current business operations of the Company for that period.

        As of December 31, 2007 the Company received notification from the Canada Customs and Revenue Agency with respect to the outstanding tax audit of the Company. In the notification the Canada Customs and Revenue Agency agreed with several of the positions that the Company had presented. The Company has applied the latest information to the tax provision using the 'more likely than not' guidance and reduced its Canadian tax liability accrual, which had a positive impact on the results of operations for 2007. The Canada Customs and Revenue Agency is currently reviewing the remaining positions of the Company. The Company is hopeful that a full resolution to the Canadian tax audit can be reached early in 2008.

Results of Operations

2007 vs. 2006

        The Company's equity in earnings of Cyanco decreased $447,000, or 7%, to $5,771,000 in 2007 compared to $6,218,000 in 2006. Cyanco revenues decreased $42,000, or 0.1%, to $52,329,000 in 2007 compared to $52,371,000 in 2006. The decrease in Cyanco earnings is the result of a 3% decrease in sales volume and a 3% decrease in the gross margins attributable to changes in the mining operations. Although earnings are down Cyanco revenues remained consistent year over year as a result of a 3% increase to the average sales price as Cyanco has the ability, under certain of its contracts, to pass on increases in the cost of raw materials to its customers. Cyanco experienced significant increases in raw material costs in the latter part of 2007 as compared to the same period in 2006. Cyanco's costs and expenses increased $852,000, or 2%, to $40,787,000 in 2007 compared to $39,935,000 in 2006. The increase in operating costs in the current year resulted primarily from the increase in the cost of certain key raw material costs compared to 2006. As a result, Cyanco's net income before taxes (on a 100% basis) decreased $894,000 or 7%, to $11,542,000 in 2007 compared to $12,436,000 in 2006.

        Management fee income from Cyanco was $784,000 in 2007 and 2006, respectively, as the management fee is computed on Cyanco revenues, which were consistent as discussed above.

        Investment and other income increased $568,000, or 75%, to $1,329,000 in 2007 compared to $761,000 in 2006. This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period, an increase in the interest rate, and the settlement of Winnemucca Chemical's litigation with Evonik (formerly Degussa) Corporation. Under the terms of the settlement agreement, CyPlus (Degussa) was required to pay $581,000 to Nevada Chemicals, which included attorney's fees.

        Income tax expense decreased $1,130,000 or 41% in 2007 to $1,655,000 compared to $2,785,000 in 2006. This decrease is due primarily to the Company reducing its estimated Canadian tax liability accrual, as a result of notification from the Canada Customs and Revenue Agency that they agreed with certain positions held by the Company, which resulted in a net benefit to the tax provision of $499,000. Also, a reduction in income tax accruals as compared to 2006, in which the Company accrued and expensed an additional $883,000 related to tax audits.

        Interest expense decreased $355,000, or 89%, to $46,000 in 2007 compared to $401,000 in 2006. The interest expense in 2006 was an amount representing accrued estimated interest charges over a period of several years on certain assessments related to the audits of the Company's corporate income tax returns under audit. The amount represented in 2007 is the estimated accrued interest for the current year on those outstanding balances.

        General and administrative expenses decreased $151,000, or 11%, to $1,202,000 in 2007 compared to $1,353,000 in 2006. This decrease is due to primarily to a reduction in the non-cash, stock-based compensation expense of $270,000, an $85,000 decrease in legal fees, offset by an increase of $35,000 in auditing fees related the U.S. and Canadian tax audits, and $165,000 increase in wages expense due to the addition of one full time and a part time employee in 2007.

Impairment of Long-Lived Assets

        Cyanco reviews its long-lived assets, including intangible assets, for impairment through an analysis of undiscounted future cash flows on an annual basis or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. It is determined that an impairment loss has occurred based on expected cash flows, such loss is recognized in the statement of income. Cyanco did not record any impairment of its long lived assets in 2007 or 2006.

Income Taxes

        The Company's corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency ("CCRA"). This audit has been ongoing for the past seven years without final resolution. In December of 2007 the Company received notification that the CCRA had reviewed the formal notices of objection and agreed with many of the positions presented by the Company. The CCRA requested additional supporting documentation with regard to the Company's position on overhead allocated to the Canadian operations. The Company has provided the requested information and expects a positive response from the CCRA.

        The Company, based on consultation with its professional tax advisors in Canada, has assessed the Canadian tax liability based upon the new information provided by the CCRA and has reduced its current Canadian tax liability. It is the Company's position that the additional information requested by the CCRA will further support the Company's position. The Company believes that the full resolution of the Canadian tax audit will be completed early in 2008.

        Certain of the Company's United States corporate income tax returns are currently under audit by the Internal Revenue Service ("IRS"). The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company. The Company has reviewed the positions taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believed it was liable. The Company is pursuing the internal appeal process at the IRS for those positions taken by the IRS with which the Company disagrees. The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

        The results of operations for 2007 have been positively impacted by the Company adjusting its estimates of the amount of taxes, penalties and interest that will be due in Canada related to the ongoing audit of the Company's Canadian tax returns by $756,000, which provided a net benefit to the tax provision calculation in the amount of $499,000. (see note 5 to the accompanying condensed consolidated financial statements). The adjustment was based on a "more likely than not" assessment of our current tax liabilities associated with our Canadian tax positions. As a result, the provision for income taxes reported in the Company's condensed consolidated statements of income for 2007 is lower than amounts which would be computed by applying the statutory federal income tax rate to income before provision for income taxes, resulting in higher net income. The provision for income taxes was negatively impacted in 2006 as the Company accrued and expensed an additional $883,000 related to tax audits. The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2007 will be adequate for the resolution of the audits by CCRA and the IRS. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Liquidity and Capital Resources

        At December 31, 2007, the liabilities of the Company consisted of current liabilities of $1,324,000 and deferred income taxes of $794,000. Current liabilities consisted of trade accounts payable of $30,000, dividends payable of $629,000 and accrued expenses (comprised primarily of accrued income taxes and related interest expense) of $665,000. These current liabilities compare favorably to total current assets of $18,439,000 at December 31, 2007. Current assets were comprised primarily of cash and cash equivalents of $18,117,000.

        The Company's current strategy is to invest cash in excess of short-term operating needs in highly liquid, variable interest rate investments with maturities of 90 days or less. The Board of Directors of the Company is currently evaluating alternative uses for the cash of the Company, including optimizing short-term investment results without exposing the Company to high levels of market risk, diversification of the Company's business, further investment in Cyanco, the payment of dividends to shareholders. The Board of Directors is also looking at strategic opportunities to leverage our patents and technology related to the manufacturing of sodium cyanide in other strategic potential on-site manufacturing facilities.

        Net cash used in operating activities for the year ended December 31, 2007 was $1,274,000 compared to net cash used in operating activities of $4,862,000 for the year ended December 31, 2006. This decrease in net cash used in operations is due primarily to the increase in net income, and decreased equity in earnings of Cyanco, over the prior year. The increase in net income is primarily a result of the settlement of Winnemucca Chemicals litigation with Evonik (formerly Degussa) Corporation, and the reduction in tax accruals in 2007 as compared to 2006, in which the Company made a payment of $2,300,000 in connection with the audits of the U.S. prior year tax returns. Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

        Net cash provided by investing activities was $5,890,000 for the year ended December 31, 2007, consisting of distributions from Cyanco. Net cash provided by investing activities was $6,000,000 for the year ended December 31, 2006, consisting primarily of distributions from Cyanco. The distributions from Cyanco in the current and prior year are equivalent, with the current year's balance reduced by the purchase of equipment and a life insurance policy.

        Net cash used in financing activities was $2,374,000 for the year ended December 31, 2007, consisting of the payment of dividends of $2,374,000. Net cash used in financing activities was $2,047,000 for the year ended December 31, 2006, consisting of the payment of dividends of $2,083,000, reduced by proceeds from the exercise of stock options of $36,000.

        The Company considers its cash resources sufficient to meet the operating needs of its current level of business for the next twelve months.

        The Company's operations have not been, and are not expected to be, materially affected by inflation.

Forward Looking Statements

        Within this annual report on Form 10-K, including the discussion in this Item 7, there are forward-looking statements made in an effort to inform the reader of management's expectation of future events. These expectations are subject to numerous factors and assumptions, any one of which could have a material effect on future results. The factors which may impact future operating results include, but are not limited to, the outcome of tax matters with the I.R.S and Canadian tax authorities, decisions made by Cyanco's customers as to the continuation, suspension, or termination of mining activities in the area served by Cyanco; decisions made by Cyanco's customers with respect to the use or sourcing of sodium cyanide used in their operations; changes in world supply and demand for commodities, particularly gold; political, environmental, regulatory, economic and financial risks; major changes in technology which could affect the mining industry as a whole or which could affect sodium cyanide specifically; competition; and the continued availability of qualified technical and other professional employees of the Company and Cyanco. Many of these risks are outside the control of the Company, and the actions taken by the Company may not be sufficient to avoid the adverse consequences of one or more of the risks. Consequently, the actual results could differ materially from those indicated in the statements made.

Item 8.    Financial Statements and Supplementary Data

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

Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

        None.

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

        Evaluation of Disclosure Controls and Procedures.    Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act") as of the end of the period covered by this report. Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure. In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and management is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

        Management's Annual Report on Internal Control over Financial Reporting.    We are responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

        Our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, we used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control—Integrated Framework. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer, concluded that, as of December 31, 2007, our internal control over financial reporting was effective.

Change in Internal Control Over Financial Reporting

        There have not been any changes in the Company's internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended December 31, 2007 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B.    Other Information

        None

PART III

Item 10.    Directors, Executive Officers and Corporate Governance

DIRECTORS

        The Board of Directors is currently comprised of the individual board members listed below. Each director is elected to a one-year term to serve until the next annual meeting of shareholders and his successor has been duly elected and qualified.

Name	Age	Director Since	Position with the Company
John T. Day	68	1986	President, Chief Executive Officer and Director
E. Bryan Bagley	44	2000	Director
Nathan L. Wade	79	1989	Director
James E. Solomon	58	2000	Director
M. Garfield Cook	67	2003	Director

        There is no family relationship among the current directors and executive officers. There is no arrangement or understanding between any director and any other person pursuant to which he was or is to be selected as a director or nominee. Set forth below is biographical information regarding each of our directors and executive officers.

        Dr. John T. Day, 68, has been our President and Chief Executive Officer since April 1993. He was one of our founders and, from 1979 to 1993, was Executive Vice President with responsibility for plant design, operations, equipment design and construction, and new product development. Dr. Day was appointed to our Board of Directors on November 10, 1986. Dr. Day obtained a B.S. degree in Chemical Engineering from the University of Utah in 1964 and obtained a Sc.D. degree from MIT in 1972.

        E. Bryan Bagley, 44, was appointed a director on June 28, 2000. Since November 2002, Mr. Bagley has been a private investor managing accounts on his own behalf. From December 1991 to November 2002, Mr. Bagley was a market maker for Wilson-Davis & Company. Prior to that position, he was a trader for Covey & Co. and Bagley Securities. Mr. Bagley graduated from the University of Utah in 1987 with a Bachelor of Science degree in Economics. Mr. Bagley was appointed Chairman of our Board of Directors on December 28, 2001.

        Nathan L. Wade, 79, has been a director since June 1989. Since 1953, Mr. Wade has been a director and principal owner of Nate Wade Subaru, a Utah automobile dealership for new and used automobiles.

        James E. Solomon, 58, CPA, was appointed a director in March 2000. Mr. Solomon is owner and chief executive officer of Corporate Development Services, Inc, a firm that specializes in maximizing value for small to mid-size companies. Mr. Solomon is a successful entrepreneur who has been involved in the development of several multi-million dollar operations. He also currently serves on the Board of Directors of one publicly held and two privately held companies. His expertise includes strategic development, international expansion, joint venture partnerships and mergers/acquisitions. Mr. Solomon is an Adjunct Professor at the Graduate School of Business of the University of Utah, where he has taught since 1993 and where he also serves as Director of the Education UCRA Investment Fund. Formerly, Mr. Solomon held several management positions at Exxon Corporation (1972 to 1980) as well as Vice President—Finance and Administration at Farm Management Company (1980 to 1983), one of the world's largest agricultural companies. Mr. Solomon graduated Magna Cum Laude from the University of Utah in 1972. He is contributing author to a prominent accounting textbook and has been published in multiple national magazines.

        M. Garfield Cook, 67, was appointed to the Board of Directors in January 2003. Mr. Cook served as Co-Chairman of the Board from April 2000 to December 2001. From January 2002 to the present, Mr. Cook has devoted his time to voluntary church service and to part-time consulting. From 1972 to 1989 Mr. Cook served as a director and President and Chief Executive Officer of IRECO Chemicals, an industrial explosives company. Mr. Cook has served on the board of a number of corporations involved in the chemicals, explosives, and mining industry. He is a past Chairman of the Institute of Makers of Explosives in Washington, D.C. From 1989 to 1995 Mr. Cook was Chairman of Non-Invasive Medical Technology Corporation, and from 1991 to 1995, he also served as Chairman of In-Line Diagnostics Corporation. Mr. Cook is a graduate of the University of Utah in Physics.

EXECUTIVE OFFICERS

        In addition to Dr. Day, whose biographical information is set forth above, our only executive officer is Kevin L. Davis, Chief Financial Officer, who has served the Company since April 2007.

        Kevin L. Davis, 43, came to Nevada Chemicals from NPS Pharmaceuticals, where he served as their Assistant Corporate Controller. He also previously served as the Chief Financial Officer of Lehi Roller Mills and Corporate Controller and Vice President of Conferencing Services at Gentner Communications Corporation located in Salt Lake City, Utah. Mr. Davis graduated from the University of Utah with a Bachelors of Science in Accounting.

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers and directors and persons who own more than 10% of a registered class of the Company's stock, to file reports of initial ownership and changes in ownership with the Securities and Exchange Commission (the "SEC"). Executive officers, directors and persons who own more than ten percent of the Company's stock, are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file. Based solely on a review of the copies of such forms furnished to the Company and written representations from the Company's executive officers and directors, the Company believes that all forms required by Section 16(a), including amendments thereto, were timely filed in 2007. The Company issues monthly reminders to each executive and director of the Company to help ensure timely filing of reports promulgated under Section 16(a) of the Exchange Act.

Code of Ethics

        We have adopted a code of ethics that applies to all of our employees and directors, including our principal executive officer and our principal financial officer and other senior financial staff. A copy of our code of ethics can be found at www.nevadachemicals.com/community.htm.

CORPORATE GOVERNANCE

        Nathan L. Wade, James E. Solomon, M. Garfield Cook, and E. Bryan Bagley, a majority of the Board of Directors, are independent directors as that term is defined in Rule 4200(a)15 of the Nasdaq Listing Standards. As a result of his stock ownership position in the Company, Mr. Bagley is deemed by the applicable Nasdaq regulations to be an "affiliate" of the Company and not independent for purposes of serving on the Audit Committee. Mr. Bagley serves on the Compensation Committee, but does not serve on the Audit or Nominating Committees. Each of the other independent directors serves on the Audit, Compensation, and Nominating Committees. There were no specific transactions or relationships considered by the Board of Directors in determining the independence of our independent directors. We did not make any material changes to the procedures by which shareholders may recommend nominees to our board of directors during 2007.

Audit Committee

        We presently have standing Audit, Compensation and Nominating Committees of the Board of Directors.

        The Audit Committee assists the Board of Directors in fulfilling its oversight responsibilities by reviewing our internal accounting and financial practices and controls, as well as all services performed by our independent auditors, including the selection of our independent auditors. The Audit Committee is composed of three independent (as determined in accordance with the guidelines of Rule 4350(d) of the Nasdaq listing standards) directors, Nathan Wade, James Solomon and Garfield Cook, and is established in accordance with Section 3(a)(58)(B) of the Exchange Act. All members of the Audit Committee are financially literate. The Board of Directors has adopted a written charter for the Audit Committee, which is available on our website at www.nevadachemicals.com. The Board of Directors has determined that James Solomon, chairman of the Audit Committee, is an Audit Committee financial expert, as that term is defined under the Exchange Act.

Item 11.    Executive Compensation

        Employment Agreements.    Dr. Day is employed by the Company in the capacity of President and Chief Executive Officer. Dr. Day received base compensation of $191,000 in 2007, an increase of $16,000 over his compensation of $175,000 paid in 2006. Dr. Day has an employment agreement that only takes effect on a change of control of the Company as defined in that agreement or on termination of Dr. Day for any other reason. On a change of control of the Company or termination of Dr. Day, a two-year employment term commences. For purposes of the agreement, change of control is defined as the acquisition of 25% or more of the outstanding stock, or the right to vote such stock, by a person or group; a change of more than 40% of the Board of Directors not approved by the incumbent board; a business combination in which the shareholders of the Company own less than 50% of the resulting entity; or approval by the shareholders of the liquidation or dissolution of the

Company. On a change of control or termination, Dr. Day shall be entitled to be employed in his then current position with a base salary equal to the highest monthly base salary he earned in the preceding twelve months, an annual bonus equal to at least the average annual bonus received in the preceding three years, and the continuation in all of the Company's incentive, retirement and benefit plans on at least the same level as he enjoyed preceding the change in control. If Dr. Day is terminated during the two-year period, or resigns for cause as defined in the agreement, he is entitled to be paid all compensation due to him for the remainder of the two-year term of the agreement.

        Kevin L. Davis, Chief Financial Officer, joined the Company in April 2007 and serves on a full time basis. Mr. Davis received a base compensation of $76,000 in 2007 and is eligible for a target bonus of 12.5% of his annual base salary. Mr. Davis also received a $10,000 sign on bonus upon his employment with the Company. Should Mr. Davis terminate his employment voluntary or involuntary within the first twelve months of employment a pro-rata share of the sign on bonus must be returned. Mr. Davis is also eligible for long term equity awards as approved by the compensation committee.

Elements of Compensation

        The Company's executive compensation objectives and principles are implemented through the use of the following elements of compensation, each discussed more fully below:

  •
  Base Pay

  •
  Annual Discretionary Bonus

  •
  Retirement Benefits.

  •
  Other Personal Benefits.

        Base Pay.    Base pay of our executive officers is set at levels that the Company believes are generally competitive with our market peers. Both of our executive officers, Dr. Day and Mr. Davis, base pay is paid in the form of salary. Annual adjustments in base pay may be influenced by results of the Company's operations, revenues and profitability, individual performance, changes in responsibility and other factors.

        Annual Discretionary Bonus.    We maintain an informal annual discretionary bonus program (the "Bonus Plan") for Dr. Day and Mr. Davis. Under the Bonus Plan, the Compensation Committee in its discretion may authorize the payment of a cash bonus prior to or following the conclusion of our fiscal year, contingent on such factors as the Compensation Committee deems appropriate. In May 2007 we paid a discretionary bonus of $25,000 to Dr. Day, in January 2008, we paid a discretionary bonus of $16,500 to Mr. Davis.

        Long-Term Equity Awards.    Discretionary long-term equity awards, in the form of stock options, may be granted at the recommendation of the Compensation Committee. During 2007 and 2006 there were no options granted by the company.

        Options are granted with an exercise price equal to the closing price per share on the date of grant and are fully vested when granted. The Company does not grant options with an exercise price below 100% of the trading price of the underlying shares of Common Stock on the date of grant or grant options that are priced on a date other than the date of grant. Stock options only have a value to the extent the value of the underlying shares on the exercise date exceeds the exercise price. Accordingly, they provide compensation only if the underlying share price increases over the option term.

        Retirement Benefits.    The Company sponsors the Nevada Chemicals, Inc. 401k Profit Sharing Plan (the "401(k) Plan") for its eligible employees and the eligible employees of Cyanco, a partially-owned subsidiary of the Company. Dr. Day and Mr. Davis participate in the 401(k) Plan. The 401(k) Plan is a broad-based, tax-qualified retirement plan under which eligible employees, including Dr. Day and Mr. Davis, may make annual pre-tax salary reduction contributions subject to the various limits imposed under the Internal Revenue Code of 1986, as amended (the "Code"). During 2007, we made a matching contribution for those employees eligible to participate in the plan (all employees after their initial year of service) equal to 100% of the amount contributed by the employee, up to a matching contribution cap equal to 6% of the employee's compensation. The Company and its subsidiaries do not maintain any other pension or retirement plans.

        Other Benefits.    Other benefits are provided to Dr. Day in order to achieve a competitive pay package as detailed in the Summary Compensation Table. The Compensation Committee believes that those benefits, which are detailed in the Summary Compensation Table for this year under the heading "All Other Compensation" are reasonable, competitive and consistent with the Company's overall executive compensation program. Those benefits consist principally of Company-paid life, disability and health insurance premiums, reimbursement of uninsured medical expenses, Company contributions to the 401(k) Plan on behalf of Dr. Day, and a personal automobile and home office allowance. The Company provides no other benefits for Mr. Davis.

Deductibility of Executive Compensation

        Section 162(m) of the Code imposes a $1 million annual limit on the amount that a public company may deduct for compensation paid to the company's Chief Executive Officer during a tax year or to any of the Company's four other most highly compensated executive officers who are still employed at the end of the tax year. The limit does not apply to compensation that the meets the requirements of Code Section 162(m) for "qualified performance-based" compensation (i.e., compensation paid only if the executive meets pre-established, objective goals based upon performance criteria approved by the Company's shareholders). The Company does not have any compensation arrangements that would exceed these limitations.

Summary Compensation Table

        The table below summarizes the total compensation paid to or earned by each of the named executive officers for services in all capacities to the Company and its affiliates for the year ended December 31, 2007:

Name and Principal Position	Year		Salary		Bonus		Option Awards(1)		All Other Compensation(2)(3)			Total
(a)	(b)		(c)		(d)		(e)		(f)			(g)
John T. Day Chief Executive Officer	2007 2006		$ $	191,345 175,000	$ $	25,000 15,000	$ $	— 53,865	$ $	42,065 36,362	(2) (2)	$ $	258,410 280,227
Kevin L. Davis Chief Financial Officer	2007	(4)		$76,153		$16,500		$—		$10,000	(3)		$102,653

(1)
The amount in column (e) reflects the dollar amount recognized for financial statement reporting purposes for the years ended December 31, 2007 and 2006, in accordance with SFAS 123(R), of awards of stock options granted pursuant to the Company's long-term incentive plan. Assumptions used in the calculation of these amounts are included in footnotes and to the Company's audited financial statements for the years ended December 31, 2007 and 2006.

(2)
The amount of "All Other Compensation" reported in column (f) with respect to Dr. Day consists of the following items: automobile allowance, $13,000; office allowance, $6,217; employer 401(k) match, $11,567; life and disability insurance premiums, $8,080; and reimbursement of medical expenses not covered by insurance, $3,201. In 2006 "All Other Compensation" with respect to Dr. Day consisted of the following items: automobile allowance, $12,000; office allowance, $6,217;

  employer 401(k) match, $5,250; life and disability insurance premiums, $8,070; and reimbursement of medical expenses not covered by insurance, $3,825.

(3)
The amount of "All Other Compensation" reported in column (f) with respect to Mr. Davis consists of a sign on bonus received upon his start date. Voluntary or Involuntary termination within the first twelve months of employment require a pro-rata portion of the sign on bonus to be returned to the Company.

(4)
No executive officer other than John Day had total compensation in excess of 100,000 in fiscal 2006.

Grants of Plan-Based Awards

        The following table provides information about equity-based awards granted to the Company's named executive officers in 2006. No equity-based awards were made to the named executive officers in 2007.

Name	Grant Date	All Other Option Awards: Number of Securities Underlying Options (#)(2)	Exercise Price of Option Awards ($/sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
(a)	(b)	(c)	(d)	(e)
John T. Day	04/03/2006	21,000	8.28	53,865

(1)
The stock options granted to Dr. Day were fully vested on the date of grant.

(2)
The exercise price per share under the stock options granted in 2006 is the market closing price of the underlying shares on the date of grant.

(3)
This column shows the full grant date fair value of the options as computed under SFAS 123(R) and the expense attributable to stock awards.

Outstanding Equity Awards at Fiscal Year-End

        This table provides information on the year-end 2007 holdings of Company stock options by the named executive officers.

	Option Awards
Name(1)	Number of Securities Underlying Unexercised Options (#) Exercisable(2)	Option Exercise Price ($)(3)	Option Expiration Date
(a)	(b)	(c)	(d)
John T. Day	21,000	8.28	04/03/2011

(1)
Mr. Davis held no stock options with respect to Company stock on December 31, 2007.

(2)
The stock options granted to Dr. Day were fully vested on the date of grant.

(3)
The exercise price per share under the stock options granted in 2006 is the market closing price of the underlying shares on the date of grant.

Option Exercises and Stock Vested

        The named executive officers exercised stock options during the year ended December 31, 2006 as outlined below.

Name	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)(1)
(a)	(b)	(c)
John T. Day	30,000	$214,200

(1)
The amount in column (c) reflects the difference between the exercise price of the options and the market price of the Company's common stock on the date of exercise.

Potential Payments Upon Termination or Change in Control

        The information below describes and quantifies certain payments or benefits that would be payable to Dr. Day under our existing plans and programs we had undergone a change in control on December 31, 2007 and he had been terminated. These benefits are in addition to benefits generally available to all salaried employees of the Company in connection with a termination of employment such as distributions from the 401(k) Plans, disability and life insurance benefits, the value of employee-paid group health plan continuation coverage under COBRA and accrued vacation pay.

Estimated Separation Payments Upon Termination

        Dr. Day has a written employment agreement that provides for certain payment and benefits on a change of control or his termination. The estimates in the table below are based on the severance benefits currently available to U.S. employees as the result of this agreement.

Name	Severance Pay(1)	Coverage Continuation(4)	Total
John T. Day
Termination for:
Death(3)	$52,358	$34,410	$86,768
Disability	$52,358	$50,570	$102,928
Cause	$27,358	$—	$27,358
Otherwise	$492,358	$123,165	$615,423

(1)
Severance pay includes final payment of accrued vacation, and bonus (where applicable) for termination for "Death," "Disability" and "Cause." The amount for termination for "Otherwise" also includes two years of base salary and a bonus based on the average bonus paid Dr. Day for the past three years.

(2)
Coverage continuation includes continuation of all benefits for two years for termination for "Otherwise" and continuation of certain other benefits in the case of "Death" or "Disability."

(3)
The Company is the beneficiary on a $3 million life insurance policy on the life of Dr. Day.

        The Company does not have any agreement with Mr. Davis to pay him severance or other benefits following (a) termination of his engagement, other than hourly fees for services rendered prior to the effective date of such termination, or (b) a change in control with respect to the Company. Therefore, if Mr. Davis's engagement by the Company had terminated for any reason on December 31, 2007, he would not have been entitled to any severance or other benefits following such termination other than hourly fees earned for services rendered prior to such termination.

Director Compensation

        The Company uses a combination of cash and stock-based incentive compensation to attract and retain qualified candidates to serve as directors. In setting director compensation, the Company considers the significant amount of time that directors expend in fulfilling their duties to the Company as well as the skill-level required by the Company of directors. There is no requirement to own shares of Company common stock to serve as a director.

Cash Compensation Paid to Directors

        During 2007, the non-employee directors each received monthly payments of $1,000 through December 31, 2007, as compensation for serving on the Board of Directors, or $12,000 for the full year of service. In addition, the non-employee directors receive $1,000 per Board meeting attended and are reimbursed for time spent on extra Board-approved assignments at a per-diem rate of $1,000 per day. During 2007, $7,000 was paid to Bryan Bagley in per diem compensation. Employee members of the Board of Directors receive no additional compensation for attendance at meetings of the Board of Directors.

Stock Awards

        During 2007, the Company did not issue any stock options or awards.

Director Summary Compensation Table

        The table below summarizes the compensation paid by the Company to non-employee directors for the year ended December 31, 2007.

(a)	(b)	(c)	(d)	(e)
Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	All Other Compensation(2)	Total ($)
Nathan L. Wade	$12,000	$—	$9,000	$21,000
James E. Solomon	$12,000	$—	$9,000	$21,000
E. Bryan Bagley	$12,000	$—	$16,000	$28,000
M. Garfield Cook	$12,000	$—	$8,000	$20,000

(1)
Reflects the dollar amount recognized for financial statement reporting purposes for the year ended December 31, 2007, in accordance with SFAS 123(R).

(2)
Non-employee directors did not earn or receive payment from the Company of any other compensation in 2007.

Item 12.    Security Ownership of Certain Beneficial Owners and Management

        The following tabulation shows, as of February 19, 2008, the number of shares of common stock, par value $0.001, owned beneficially by: (a) all persons known to be the holders of more than five percent (5%) of voting securities, (b) Directors, (c) the Named Executive Officers and (d) all of our Officers and Directors as a group:

	Amount and Nature of Beneficial Ownership(1)
Name and Address of Beneficial Owner	Shares		Percent
E. Bryan Bagley 1470 Arlington Dr. Salt Lake City, Utah 84103	2,103,852	(2)	29.7%
Dr. John T. Day 5 Dawn Hill Sandy, Utah 84092	529,980	(3)	7.5%
Edward Dallin Bagley 2350 Oakhill Drive Salt Lake City, Utah 84124	540,068		7.6%
Nathan L. Wade	322,658	(4)	4.6%
James Solomon	21,000	(5)	0.3%
M. Garfield Cook	21,000	(6)	0.3%
Kevin L. Davis	116		0.0%
All Officers and Directors as a group (7 persons)	2,998,606		42.3%

(1)
Unless otherwise indicated, each person identified in the table has sole voting and investment power with respect to the common stock beneficially owned by such person. The total number of outstanding shares included in the computation of percentages is 6,983,172 plus 105,000 options which are exercisable by executives and directors within 60 days.

(2)
Includes 1,883,287 shares held by the BLA Irrevocable Investment Trust of which Mr. Bagley is a co-Trustee with sisters, Lisa Higley and Amanda Bagley, and 21,000 options currently exercisable by Mr. Bagley.

(3)
Includes 21,000 options currently exercisable by Dr. Day.

(4)
Includes shares held in an IRA account for the benefit of Mr. Wade's spouse and 21,000 options currently exercisable by Mr. Wade.

(5)
Includes 21,000 options currently exercisable by Mr. Solomon.

(6)
Includes 21,000 options currently exercisable by Mr. Cook.

        There are no arrangements known to us that may result in a change of control of the Company at a subsequent date. The information with respect to securities authorized for issuance under equity compensation plan is set forth above under Item 11, Executive Compensation.

Item 13.    Certain Relationships and Related Transactions, and Director Independence

        There are no transactions to report under this Item for the year ended December 31, 2007. The information with respect to director independence required by this Item is set forth above under Item 10. Directors, Executive Officers, and Corporate Governance.

Item 14.    Principal Accountant Fees and Services

        Tanner LC, independent certified public accountants, serves as our current auditor and has audited our financial statements since 1993.

        The following schedule presents the professional fees paid to Tanner LC, the Company's independent auditors, for the fiscal years ended December 31, 2007 and 2006.

	2007	2006
Audit fees	$53,174	$53,755
Audit related fees	7,979	1,300
Tax fees	16,744	41,502

Total	$77,897	$96,557

        Audit fees consist of fees for the audit of the Company's annual financial statements included in Form 10-K, the review of interim financial statements included in Forms 10-Q, and services in connection with the Company's various statutory and regulatory filings.

        Audit related fees consist primarily of fees for conferences related to internal control matters. The audit services of Tanner LC were provided to the Company by full time permanent employees of Tanner LC.

        Tax fees consist of fees for the preparation of federal and state income tax returns, tax compliance, and assistance in the resolution of the IRS audit.

        Our audit committee is responsible for pre-approving the audit and non-audit services rendered by our auditors. The Audit Committee reviews the engagement of our auditors on an annual basis and recommends that such engagement be approved by the shareholders. The scope and charges for non-audit services are reviewed by the Audit Committee at their regularly scheduled meetings. During 2007 at least 78% of the services rendered by the auditors were approved by the Audit Committee as required by Rule 2-01(c)(7)(i)(c) of Regulation S-X.

        Our Audit Committee has determined that the above non-audit services provided to us by Tanner LC are compatible with maintaining Tanner LC's independence as the auditor of our financial statements.

PART IV

Item 15.    Exhibits and Financial Statement Schedules

  (a)
  The following documents are filed as a part of this report:

  1.
  The audited consolidated financial statements of the Company as of December 31, 2007 and 2006 and the years ended December 31, 2007 and 2006, including the report of independent registered public accountants required in Part II, Item 8 are included on pages F-1 to F-15. See the Index to Consolidated Financial Statements on page F-1.

  2.
  The audited financial statements of Cyanco, a significant subsidiary reported on the equity method, as of December 31, 2007 and 2006 and the years ended December 31, 2007 and 2006, including the report of independent registered public accountants are included as financial statement schedules to this annual report on Form 10-K as Exhibit 99.1.

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

  32.1
  Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  32.2
  Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

  99.1
  The financial statements as of December 31, 2007 and 2006 and for the years ended December 31, 2007 and 2006 of Cyanco, a significant subsidiary reported on the equity method, and the report of independent registered public accountants.

  99.2
  Press release dated March 4, 2008

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
Date: March 4, 2008

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signatures	Capacity in Which Signed	Date

/s/ BRYAN BAGLEY Bryan Bagley	Chairman of the Board of Directors	March 4, 2008
/s/ JOHN T. DAY John T. Day	President, Chief Executive Officer and Director (Principal Executive Officer)	March 4, 2008
/s/ JAMES SOLOMON James Solomon	Director	March 4, 2008
/s/ NATHAN L. WADE Nathan L. Wade	Director	March 4, 2008
/s/ M. GARFIELD COOK M. Garfield Cook	Director	March 4, 2008
/s/ KEVIN DAVIS Kevin Davis	Chief Financial Officer and Principal Accounting Officer	March 4, 2008

NEVADA CHEMICALS, INC. AND SUBSIDIARY
Index to Consolidated Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
of Nevada Chemicals, Inc. and Subsidiary

        We have audited the consolidated balance sheets of Nevada Chemicals, Inc. and subsidiary (collectively, the Company) as of December 31, 2007 and 2006, and the related consolidated statements of income, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Nevada Chemicals, Inc. and subsidiary as of December 31, 2007 and 2006, and the consolidated results of their operations and their consolidated cash flows for the years then ended. In conformity with accounting principles generally accepted in the United States of America.

/s/ TANNER LC

Salt Lake City, Utah
March 4, 2008

NEVADA CHEMICALS, INC.AND SUBSIDIARY

Consolidated Balance Sheets

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$18,117,000	$15,875,000
Receivables	88,000	57,000
Income tax deposits	182,000	239,000
Prepaid expenses	52,000	44,000

Total current assets	18,439,000	16,215,000
Investment in joint venture	8,964,000	9,193,000
Other assets	362,000	254,000

	$27,765,000	$25,662,000

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities—accounts payable and accrued expenses	$1,324,000	$1,572,000
Deferred income taxes	794,000	980,000

Total liabilities	2,118,000	2,552,000

Commitments and contingencies (Note 9)
Stockholders' equity:
Common stock; $.001 par value, 500,000,000 shares authorized, 6,983,172 shares issued and outstanding	7,000	7,000
Capital in excess of par value	4,286,000	4,286,000
Retained earnings	21,354,000	18,817,000

Total stockholders' equity	25,647,000	23,110,000

	$27,765,000	$25,662,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Consolidated Statements of Income

	Years Ended December 31,
	2007	2006
Revenues and equity in earnings:
Management fee from joint venture	$784,000	$784,000
Equity in earnings of joint venture	5,771,000	6,218,000

Total	6,555,000	7,002,000
General and administrative expenses	1,202,000	1,353,000

Operating income	5,353,000	5,649,000

Other income (expense):
Investment and other income	1,329,000	761,000
Interest expense	(46,000)	(401,000)

Total other income (expense)	1,283,000	360,000

Income before provision for income taxes	6,636,000	6,009,000
Provision for income taxes	1,655,000	2,785,000

Net income	$4,981,000	$3,224,000

Earnings per common share:
Basic	$0.71	$0.46

Diluted	$0.71	$0.46

Weighted average number of shares outstanding:
Basic	6,983,000	6,958,000
Diluted	6,999,000	6,961,000
Cash dividends declared per common share	$0.35	$0.31

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Consolidated Statements of Stockholders' Equity

Years Ended December 31, 2007 and 2006

	Common Stock		Capital In Excess of Par Value
				Retained Earnings
	Shares	Amount			Total
Balance, December 31, 2005	6,901,406	$7,000	$3,751,000	$17,752,000	$21,510,000
Comprehensive net income calculation:
Net income	—	—	—	3,224,000	3,224,000
Dividends declared	—	—	—	(2,159,000)	(2,159,000)
Stock-based compensation	—	—	270,000	—	270,000
Exercise of stock options	81,766	—	265,000	—	265,000

Balance, December 31, 2006	6,983,172	7,000	4,286,000	18,817,000	23,110,000
Comprehensive net income calculation:
Net income	—	—	—	4,981,000	4,981,000
Dividends declared	—	—	—	(2,444,000)	(2,444,000)

Balance, December 31, 2007	6,983,172	$7,000	$4,286,000	$21,354,000	$25,647,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Consolidated Statements of Cash Flows

	Years Ended December 31,
	2007	2006
Cash flows from operating activities:
Net income	$4,981,000	$3,224,000
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	4,000	2,000
Stock-based compensation	—	270,000
Equity in earnings of joint venture	(5,771,000)	(6,218,000)
Deferred income taxes	(186,000)	(88,000)
(Increase) decrease in:
Receivables	(31,000)	37,000
Income tax deposits	57,000	(239,000)
Prepaid expenses	(8,000)	4,000
Other assets	(2,000)	(20,000)
Increase (decrease) in accounts payable and accrued expenses	(318,000)	(1,834,000)

Net cash provided by (used in) operating activities	(1,274,000)	(4,862,000)

Cash flows from investing activities:
Purchase of life insurance policy	(95,000)	—
Purchase of property and equipment	(15,000)	—
Distributions from joint venture	6,000,000	6,000,000

Net cash provided by investing activities	5,890,000	6,000,000

Cash flows from financing activities:
Payment of dividends	(2,374,000)	(2,083,000)
Exercise of stock options		36,000

Net cash used in financing activities	(2,374,000)	(2,047,000)

Net increase (decrease) in cash and cash equivalents	2,242,000	(909,000)
Cash and cash equivalents, beginning of year	15,875,000	16,784,000

Cash and cash equivalents, end of year	$18,117,000	$15,875,000

See accompanying notes to consolidated financial statements

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements

Note 1: Organization and Significant Accounting Policies

        Organization—Nevada Chemicals, Inc. (the "Company"), through its ownership in Cyanco Company ("Cyanco"), supplies chemicals to the gold mining industry in the United States. Winnemucca Chemicals, Inc. ("Winnemucca Chemicals"), a wholly owned subsidiary of the Company, has a fifty percent interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide. The Company accounts for its investment in Cyanco using the equity method of accounting. Summarized financial information for Cyanco is included in Note 6.

        Principles of Consolidation—The consolidated financial statements include the accounts of the Company, and its consolidated subsidiary. All significant inter-company balances and transactions have been eliminated.

        Cash and Cash Equivalents—The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents. Cash equivalents were $18,117,000 and $15,875,000 as of December 31, 2007 and 2006, respectively. The Company has $200,000 of cash that is federally insured. All remaining amounts of cash and cash equivalents exceed federally insured limits.

        Investment in Joint Venture—The Company accounts for its investment in Cyanco under the equity method of accounting. Under the equity method of accounting, Cyanco's accounts are not reflected within the Company's consolidated balance sheets and consolidated statements of income; however, the Company's share of earnings or losses of Cyanco is reflected in the caption "Equity in earnings of joint venture" in the Company's consolidated statements of income. The Company's carrying value of its share of Cyanco's joint venture capital is reflected in the caption "Investment in joint venture" in the Company's consolidated balance sheets.

        When the Company's carrying value in an equity method joint venture is reduced to zero, no further losses are recorded in the Company's consolidated financial statements unless the Company guarantees obligations of the joint venture or has committed additional funding. When the joint venture subsequently reports income, the Company will not record its share of such income until it equals the amount of its share of losses not previously recognized.

        Revenue Recognition—The Company's revenues and equity in earnings consist mainly of earnings from Cyanco based on the equity method of accounting and management fees from Cyanco. Equity in net earnings of Cyanco is based on the Company's 50% ownership in Cyanco, and is calculated and recognized at the end of each month. Management fee income from Cyanco is recognized monthly based on the Cyanco joint venture agreement.

        Deferred Income Taxes—As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates. This process involves estimating the Company's actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes. These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company's consolidated balance sheets. When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.

        Stock-Based Compensation—The Company has a stock-based employee compensation plan, which is described more fully in Note 4. The Company accounts for stock-based compensation in accordance with Financial Accounting Standard ("SFAS") No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

compensation expense over the requisite service period for awards expected to vest. The Company's current practice is to grant options to members of its Board of Directors that vest immediately, resulting in reporting the entire compensation expense for the options in the period that they are granted.

        Earnings Per Common Share—The computation of basic earnings per common share is based on the weighted average number of shares outstanding during the year.

        The computation of earnings per common share assuming dilution is based on the weighted average number of shares outstanding during the year plus the weighted average common stock equivalents which would arise from the exercise of stock options outstanding using the treasury stock method and the average market price per share during the year.

        The shares used in the computation of the Company's basic and diluted earnings per share are reconciled as follows:

	December 31,
	2007	2006
Weighted average number of shares outstanding—basic	6,983,000	6,958,000
Dilutive effect of stock options	16,000	3,000

Weighted average number of shares outstanding, assuming dilution	6,999,000	6,961,000

        Concentration of Credit Risk—Financial instruments that potentially subject the Company to concentration of credit risk consist primarily of cash and cash equivalents and receivables.

        The Company maintains its cash and cash equivalents in accounts that, at times, may exceed federally insured limits or in accounts that are not insured. The Company has not experienced material losses in such accounts, and believes it is not exposed to any significant credit risk on cash and cash equivalents.

        Currently, receivables consist primarily of management fees from Cyanco. Management does not believe significant credit risk exists for these receivables at December 31, 2007.

        Cyanco's customer base consists primarily of mining companies in the Western United States. Since most of Cyanco's customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business. A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on Cyanco's results of operations. Although Cyanco is directly affected by the economic health of the mining industry, management does not believe significant credit risk exists with respect to its receivables at December 31, 2007. In addition, Cyanco has purchase commitments with suppliers of certain raw materials covering various time periods and containing various pricing arrangements. Management believes alternative sources of the raw materials are available in the event that the suppliers are unable to meet Cyanco's raw material needs.

        Asset Retirement Obligation—Cyanco's operations are subject to environmental regulations of the State of Nevada, and Cyanco is required to perform ongoing monitoring, testing and reporting activities at its manufacturing facility, the costs of which are expensed as incurred. Cyanco has potential asset

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

retirement obligations related to its manufacturing facility; however, Cyanco is unaware of any legal obligation requiring specific actions. Typically, the timing of the performance of any asset retirement obligation is conditional on the facility undergoing major renovations, being demolished or sold. However, the adoption of regulations in the future may create a duty or responsibility for Cyanco to remediate the site at any time. Currently, Cyanco is unable to estimate the fair value of any asset retirement obligation because the range of time over which Cyanco may settle the obligation and the specific requirements for remediation are unknown. Therefore, Cyanco has not recorded a liability for asset retirement obligations through December 31, 2007.

        Use of Estimates—The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Certain of these key estimates include income taxes payable and valuation allowances against deferred income tax assets. Differences in these estimates and actual results could be material to the Company's financial position and results of operations.

        Recent Accounting Pronouncements—The FASB has issued SFAS Statement No. 157, Fair Value Measurements. This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which company's measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings. The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value. Under the new standard, fair value refers to the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts. The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability. The new standard is generally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Early adoption is permitted. The Company anticipates adopting SFAS No. 157 on January 1, 2008, but is currently unable to determine the impact, if any, of the adoption of the standard on its consolidated financial statements.

        In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities—Including an Amendment of FASB Statement No. 115." SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value. This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently reviewing the potential impact, if any, of SFAS No. 159 on our consolidated financial statements.

        In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations. This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as "true mergers" or "mergers of equals" and combinations achieved without the transfer of consideration. This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 1: Organization and Significant Accounting Policies (Continued)

goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination. This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We currently are unable to determine what impact, if any, the future application of this pronouncement may have on our financial statements.

        In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements. This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin ("ARB") 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It also amends certain of ARB 51's consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007). This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. We currently evaluating the impact the future application of this pronouncement may have on our financial statements.

        In December 2007, the FASB issued EITF Issue 07-1 "Accounting for Collaborative Arrangements" (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. The Company is required to adopt EITF 07-1 effective January 1, 2008. The adoption of EITF 07-1 is not expected to have a material impact on the Company's consolidated results of operations and financial condition.

        Reclassifications—Certain amounts in the prior years' financial statements have been reclassified to conform with the current year presentation.

Note 2: Detail of Certain Balance Sheet Accounts

	December 31,
	2007	2006
Receivables:
Related party (Note 7)	$71,000	$57,000
Accrued interest receivable	17,000	—

	$88,000	$57,000

Accounts payable and accrued expenses:
Accounts payable—trade	$31,000	$69,000
Income taxes payable (Notes 5 and 9)	613,000	926,000
Dividends payable	629,000	559,000
Other accrued expenses	51,000	18,000

	$1,324,000	$1,572,000

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 3: Stockholders' Equity

        During 2007, the Company declared dividends of $.08 per share for the first quarter and $.09 per share for each of the second, third and fourth quarters, for an aggregate of $.35 per share, or $2,444,000. The fourth quarter dividend of $629,000 was paid in January 2008, and is included in accounts payable and accrued expenses at December 31, 2007.

        During 2006, the Company declared dividends of $.07 per share for the first quarter and $.08 per share for each of the second, third and fourth quarters, for an aggregate of $.31 per share, or $2,159,000. The fourth quarter dividend of $559,000 was paid in January 2007, and is included in accounts payable and accrued expenses at December 31, 2006.

        In April 2006, each of the five members of the Company's Board of Directors were granted options to purchase 21,000 shares of the Company's common stock. The options vested immediately, and are exercisable for a period of five years at $8.28 per share, the market price of the Company's common stock on the date of grant.

        In April 2006, three members of the Company's Board of Directors each exercised options to purchase 30,000 shares of the Company's common stock at $1.21 per share, for total consideration of approximately $109,000. One director paid $36,000 cash to exercise his options. The other directors surrendered 4,347 and 3,887 shares of the Company's common stock, respectively, with a combined market value of approximately $73,000 as consideration for the exercise of their options, as permitted by the underlying stock option agreement. The shares surrendered were cancelled, with no gain or loss recorded by the Company for this transaction. The Company recorded an increase to capital in excess of par value of $229,000 in April 2006 for the estimated income tax benefit of the exercise of the stock options.

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

        During the years ended December 31, 2007 and 2006, no shares were purchased by the Company under the repurchase plan.

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

        The Company estimated the grant-date fair value of the options to purchase 105,000 shares issued to the members of the Company's Board of Directors in April 2006 at $270,000 using the Black-Scholes

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 4: Stock Options and Stock-Based Compensation (Continued)

option pricing model, and included the entire amount in general and administrative expenses for the year ended December 31, 2006. The assumptions used in the Black-Scholes option pricing model were as follows:

Expected dividend yield	3.40%
Expected stock price volatility	40.02%
Risk-free interest rate	4.85%
Expected life of options	5 years

        Information regarding the Option Plan is summarized below

	Options	Weighted Average Exercise Price	Weighted Average Remaining Contract Term	Aggregate Intrinsic Value
Outstanding at December 31, 2005	90,000	$1.21
Granted	105,000	8.28
Exercised	(90,000)	1.21
Forfeited	—

Outstanding at December 31, 2006	105,000	$8.28
Granted	—
Exercised	—
Forfeited	—

Outstanding at December 31, 2007, all vested and exercisable	105,000	$8.28	3.26	$23,100

        The aggregate intrinsic value in the preceding table represents the total pretax intrinsic value, based on the Company's closing stock price of $8.50 per share as of December 31, 2007, which would have been received by the holders of in-the-money options had the option holders exercised their options as of that date.

        As of December 31, 2007, there were no non-vested options and therefore no future compensation cost related to non-vested options not yet recognized in the Company's consolidated statements of income.

Note 5: Income Taxes

Uncertainty in Income Taxes

        We adopted the provisions of FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes," or Interpretation 48, on January 1, 2007. There were no adjustments required as a result of the implementation of Interpretation 48 on our financial statements.

        The Company's corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency ("CCRA"). This audit has been ongoing for the past seven years without final resolution. In December of 2007 the Company received notification that the CCRA had reviewed the formal notices of objection and agreed with

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Income Taxes (Continued)

many of the positions presented by the Company and has requested additional supporting documentation with regard to additional objections presented by the Company.

        The Company, based on consultation with its professional tax advisors in Canada, has assessed the Canadian tax liability based upon the new information provided by the CCRA and has reduced the current Canadian tax liability. It is the Company's position that the additional information requested by the CCRA will further support the Company's position. The Company believes that the full resolution of the Canadian tax audit will be completed early in 2008.

        Certain of the Company's United States corporate income tax returns are currently under audit by the Internal Revenue Service ("IRS"). The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company. The Company has reviewed the positions taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believed it was liable. The Company anticipates pursuing the internal appeal process at the IRS for those positions taken by the IRS with which the Company disagrees. The ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

        As of the adoption date, we have accrued for potential tax assessments of approximately $220,000 related primarily to the audits described above. A reconciliation of the potential assessments recorded for 2007 follows (in thousands):

Beginning Balance	$(954,000)
Additions based on tax positions related to the current year	(22,000)
Reductions for tax positions of prior years	756,000

Ending Balance	$(220,000)

        The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2007 will be adequate for the resolution of the audits by CCRA and the IRS. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

        We classify interest and penalties recognized pursuant to Interpretation 48 as interest expense. We have accrued $443,000 for potential interest and penalties related to potential assessments at December 31, 2007. None of these amounts accrued are related to unrecognized tax benefits.

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 5: Income Taxes (Continued)

        The benefit (provision) for income taxes is different than amounts which would be provided by applying the statutory federal income tax rate to income from continuing operations before income taxes for the following reasons:

	December 31,
	2007	2006
Federal provision at statutory rate	$(2,257,000)	$(2,043,000)
Life insurance and meals	(17,000)	(11,000)
Tax exempt interest income	70,000	79,000
State income taxes	(46,000)	(69,000)
Estimated income tax audit adjustments	—	(2,123,000)
Change in valuation allowance	499,000	1,334,000
Other	96,000	48,000

	$(1,655,000)	$(2,785,000)

        The total income tax benefit (provision) consists of the following:

	December 31,
	2007	2006
Current	$(1,841,000)	$(2,873,000)
Deferred	186,000	88,000

	$(1,655,000)	$(2,785,000)

        Deferred tax assets (liabilities) are comprised of the following:

	December 31,
	2007	2006
Deferred tax assets:
Foreign income taxes and credit carryforwards	$170,000	$926,000
Accrued expenses	151,000	136,000
Stock-based compensation	92,000	92,000
Other	71,000	31,000
Less valuation allowance	(112,000)	(611,000)

	372,000	574,000
Deferred tax liabilities—depreciation and amortization	(1,166,000)	(1,554,000)

	$(794,000)	$(980,000)

        Due to uncertainties surrounding the realization of the benefit of certain accrued foreign income taxes, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the "more likely than not" criterion in paragraph 17.e of SFAS No. 109. Therefore, as of December 31, 2007, the Company had recorded a valuation allowance of $112,000 relating to the accrued foreign income taxes.

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 6: Significant Unconsolidated Affiliate

        The Company accounts for its 50% ownership interest in Cyanco using the equity method of accounting. Summarized financial information of Cyanco, a significant unconsolidated affiliate of the Company, is as follows:

	December 31,
	2007	2006
Results for the year:
Gross revenues	$52,329,000	$52,371,000
Net income	11,542,000	12,436,000
Company's 50% equity in earnings	$5,771,000	$6,218,000
Year-end financial position:
Current assets	$8,190,000	$7,626,000
Non-current assets	11,123,000	12,326,000
Current liabilities	3,562,000	3,743,000
Non-current liabilities	—	—

        Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment annually or whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. Cyanco assesses the recoverability of the long-lived assets related to customer relationships by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts, using assumptions concerning the following factors:

  •
  Contract price per pound of product delivered

  •
  Projected number of pounds of product to be delivered

  •
  Projected life of the contract, including reasonable assumptions for renewals beyond the initial contract period

  •
  Projected costs of raw materials

  •
  Projected reductions in cash flows for revenue sharing obligation

        If the carrying amount of the asset exceeds the estimated undiscounted cash flows, the amount of impairment loss recorded in Cyanco's statement of operations is calculated based on the excess of the carrying amount over the estimated fair value of those assets, calculated using the discounted cash flows expected during the remaining useful life.

Note 7: Related Party Transactions

        The Company performs certain management functions for Cyanco for which it receives a fee. Management fees totaled $784,000 and $784,000, in 2007 and 2006, respectively. In addition to certain management fees collected, the Company provides intellectual property and engineering services to Cyanco for which it receives reimbursement. Billed engineering fees totaled $16,000 and $0 in 2007 and 2006, respectively.

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 7: Related Party Transactions (Continued)

        At December 31, 2007 and 2006, the Company had receivables of $71,000 and $57,000, respectively, due from Cyanco.

Note 8: Profit Sharing Plan

        The Company has a defined contribution profit sharing plan, which is qualified under Section 401 (K) of the Internal Revenue Code. The plan provides retirement benefits for employees meeting minimum age and service requirements. Participants may contribute a percentage of their gross wages, subject to certain limitations. The plan provides for discretionary matching contributions, as determined by the board of directors, to be made by the Company. The discretionary amount contributed to the plan by the Company was $13,000 and $6,000, for 2007 and 2006, respectively.

Note 9: Commitments and Contingencies

        Foreign Income Taxes—The Company's corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency ("CCRA"). This audit has been ongoing for the past seven years without final resolution.

        In December of 2007 the Company received notification that the CCRA had reviewed the formal notices of objection and agreed with many of the positions presented by the Company. The CCRA has requested additional supporting documentation with regard to allocated overheads assessed to the Canadian operations. The Company has delivered the requested additional information.

        The Company, based on consultation with its professional tax advisors in Canada, has assessed the Canadian tax liability based upon the new information provided by the CCRA and has reduced the current Canadian tax liability. It is the Company's position that the additional information requested by the CCRA will further support the Company's position. The Company believes that the full resolution of the Canadian tax audit will be completed early in 2008.

        The Company believes that amounts accrued and included in accounts payable and accrued expenses at December 31, 2007 will be adequate for the resolution of the audit by CCRA. However, there can be no assurance that such costs will not ultimately exceed the current estimate.

        United States Income Taxes—Certain of the Company's United States corporate income tax returns are currently under audit by the Internal Revenue Service ("IRS"). The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company. The Company has reviewed the position taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believes it may be liable. The Company has filed with the IRS a formal protest and request for appeals for those positions taken by the IRS with which the Company disagrees. The ultimate outcome of the IRS appeals process and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

        Litigation—The Company is subject from time-to-time to legal proceedings arising out of the normal conduct of its business, which the Company believes will not materially affect its financial position or results of operations.

        As discussed previously, Cyanco is a non-corporate joint venture owned 50 percent by Winnemucca Chemicals and 50 percent by Evonik (formerly Degussa) Corporation. The Joint Venture Agreement

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 9: Commitments and Contingencies (Continued)

provides that each joint venture partner has a first right of refusal to purchase the other partner's interest in the event the other partner transfers its interest in the joint venture to a third party.

        Effective January 1, 2003, Evonik (formerly Degussa) Corporation purportedly transferred its 50% joint venture interest in Cyanco to CyPlus Corporation (CyPlus) as part of a reorganization of the world-wide mining chemicals business of Degussa GmbH. CyPlus is an indirect, wholly-owned subsidiary of Degussa GmbH in Germany. Degussa GmbH is also the direct parent of Evonik (formerly Degussa) Corporation.

        On January 5, 2004, Winnemucca Chemicals filed a complaint in Nevada State Court (the case was later removed to the United States District Court for the District of Nevada) related to Evonik (formerly Degussa) Corporation's purported transfer of its joint venture interest to CyPlus and seeking commission payments owed to Cyanco under a prior distribution agreement between Cyanco and Evonik (formerly Degussa). Winnemucca Chemicals claims that such transfer was in violation of the Joint Venture Agreement. The litigation seeks, among other things, to void such transfer or, alternatively, to enforce Winnemucca Chemicals' rights under the Joint Venture Agreement arising out of the transfer. This litigation had no impact on the operations of the Cyanco.

        On July 18, 2007, the wholly-owned subsidiary of the Company, Winnemucca Chemicals, has reached a settlement of the claims asserted in WINNEMUCCA CHEMICALS, INC. vs. EVONIK (FORMERLY DEGUSSA) CORPORATION and CYPLUS CORPORATION, Case No.: CV-N-04-364-ECR (RAM), filed January 5, 2004

        The settlement allows CyPlus to maintain ownership of Evonik (formerly Degussa) Corporation's 50% ownership interest in Cyanco, grants Winnemucca Chemical a right of first refusal with respect to the sale of CyPlus or the Cyanco interest, and required that CyPlus to pay Winnemucca Chemicals $581,000, which included legal costs incurred by Winnemucca Chemicals. In addition, in December 2006 CyPlus paid Winnemucca Chemicals $128,000 in settlement of its claims to recover commissions under the distribution agreement, which amount also included legal fees incurred by Winnemucca Chemicals.

        Employment Agreements—Dr. Day is employed by the Company in the capacity of President and Chief Executive Officer. Dr. Day received base compensation of $191,000 in 2007, an increase of $16,000 over his compensation of $175,000 paid in 2006. Dr. Day has an employment agreement that only takes effect on a change of control of the Company as defined in that agreement or on termination of Dr. Day for any other reason. On a change of control of the Company or termination of Dr. Day, a two-year employment term commences. For purposes of the agreement, change of control is defined as the acquisition of 25% or more of the outstanding stock, or the right to vote such stock, by a person or group; a change of more than 40% of the Board of Directors not approved by the incumbent board; a business combination in which the shareholders of the Company own less than 50% of the resulting entity; or approval by the shareholders of the liquidation or dissolution of the Company. On a change of control or termination, Dr. Day shall be entitled to be employed in his then current position with a base salary equal to the highest monthly base salary he earned in the preceding twelve months, an annual bonus equal to at least the average annual bonus received in the preceding three years, and the continuation in all of the Company's incentive, retirement and benefit plans on at least the same level as he enjoyed preceding the change in control. If Dr. Day is terminated during the two-year period, or resigns for cause as defined in the agreement, he is entitled to be paid all compensation due to him for the remainder of the two-year term of the agreement.

NEVADA CHEMICALS, INC. AND SUBSIDIARY

Notes to Consolidated Financial Statements (Continued)

Note 11: Supplemental Consolidated Statements of Cash Flows Information

        Amounts paid for income taxes were $2,161,000 and $5,330,000, in 2007 and 2006, respectively. The Company paid no interest in 2007 and 2006.

  During 2007:

  •
  The Company declared a dividend in December, which was paid in January 2008, increasing accounts payable and accrued expenses and reducing retained earnings by $629,000.

  During 2006:

  •
  The Company declared a dividend in December, which was paid in January 2007, increasing accounts payable and accrued expenses and reducing retained earnings by $559,000.

  •
  The Company decreased accounts payable and accrued expenses and increased capital in excess of par value by $229,000 for the tax benefit of stock options that were exercised during the year.