Form 10-Q
period 2008-03-31
NEVADA CHEMICALS INC
filed 2008-05-02
CIK 356342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller Reporting Company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of April 30, 2008 was 6,983,172.

Nevada Chemicals, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$18,521,000	$18,117,000
Receivables	96,000	88,000
Income tax deposits	—	182,000
Prepaid expenses	59,000	52,000

Total current assets	18,676,000	18,439,000

Investment in joint venture	9,351,000	8,964,000
Other assets	360,000	362,000

	$28,387,000	$27,765,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$1,597,000	$1,324,000

Deferred income taxes	823,000	794,000

Total liabilities	2,420,000	2,118,000

Stockholders’ equity:
Common stock	7,000	7,000
Capital in excess of par value	4,286,000	4,286,000
Retained earnings	21,674,000	21,354,000

Total stockholders’ equity	25,967,000	25,647,000

	$28,387,000	$27,765,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Revenues and equity in earnings:
Management fee from joint venture	$217,000	$169,000
Equity in earnings of joint venture	1,387,000	927,000

Total	1,604,000	1,096,000

General and administrative expenses	323,000	276,000

Operating income	1,281,000	820,000

Other income (expense):
Investment and other income	178,000	152,000
Interest expense	(10,000)	(10,000)

Total other income (expense)	168,000	142,000

Income before provision for income taxes	1,449,000	962,000

Provision for income taxes	500,000	185,000

Net income	$949,000	$777,000

Earnings per common share:
Basic	$0.14	$0.11

Diluted	$0.14	$0.11

Weighted average number of shares outstanding:
Basic	6,983,172	6,983,172

Diluted	6,989,638	6,999,548

Dividends declared per common share	$0.09	$0.08

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Three Months Ended March 31,
	2008	2007

Cash flows from operating activities:
Net income	$949,000	$777,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,000	1,000
Equity in earnings of joint venture	(1,387,000)	(927,000)
Deferred income taxes	29,000	(115,000)
Changes in operating assets and liabilities:
Receivables	(8,000)	(9,000)
Prepaid expenses	(7,000)	(7,000)
Other assets	—	—
Accounts payable and accrued expenses	455,000	286,000

Net cash provided by operating activities	33,000	4,000

Cash flows from investing activities:
Distributions from joint venture	1,000,000	1,000,000

Cash flows from financing activities:
Payment of dividends	(629,000)	(559,000)

Net increase in cash	404,000	445,000

Cash and cash equivalents, beginning of period	18,117,000	15,875,000

Cash and cash equivalents, end of period	$18,521,000	$16,320,000

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

The accompanying unaudited condensed consolidated financial statements of the Company have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) on a basis consistent with the Company’s audited annual consolidated financial statements and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary to present fairly the financial information set forth therein. Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been condensed or omitted pursuant to SEC rules and regulations, although the Company believes that the following disclosures, when read in conjunction with the audited annual financial statements and the notes thereto included in the Company’s most recent annual report on Form 10-K, are adequate to make the information presented not misleading. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the operating results that may be expected for the year ending December 31, 2008.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash and cash equivalents were $18,521,000 and $18,117,000 as of March 31, 2008 and December 31, 2007, respectively.  Cash was $18,346,000 and $13,367,000 as of March 31, 2008 and December 31, 2007, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended March 31
	2008	2007
Weighted average number of shares outstanding – basic	6,983,172	6,983,172
Dilutive effect of stock options	6,466	16,376

Weighted average number of shares outstanding – diluted	6,989,638	6,999,548

Stock-Based Compensation – The Company has a stock-based employee compensation plan.  The Company accounts for stock-based compensation in accordance with Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company’s current practice is to grant options to employees and members of its Board of Directors that vest immediately, resulting in reporting the entire compensation expense for the options in the period that they are granted.  No stock options were granted to employees or directors during the three months ended March 31, 2008 and 2007.

Recent Accounting Pronouncements – The FASB has issued SFAS Statement No. 157, Fair Value Measurements.  This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which company’s measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Under the new standard, fair value refers to the price that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts such business.  The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  The new standard is generally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 on January 1, 2008, which did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value.  This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations.  This statement replaces SFAS No. 141, Business Combinations and applies to all transactions or other events in which an entity (the acquirer) obtains control of one or more businesses (the acquiree), including those sometimes referred to as “true mergers” or “mergers of equals” and combinations achieved without the transfer of consideration.  This statement establishes principles and requirements for how the acquirer: a) recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquiree; b) recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase; and c) determines what information to disclose to enable users of the financial statements to evaluate the nature and financial effects of the business combination.  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements.  This statement applies to all entities that prepare consolidated financial statements, except not-for-profit organizations, and amends Accounting Research Bulletin (“ARB”) 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary.  It also amends certain of ARB 51’s consolidation procedures for consistency with the requirements of SFAS No. 141 (revised 2007).  This statement will be effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008.  Earlier adoption is prohibited.

In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. The Company adopted EITF 07-1 effective January 1, 2008. The adoption of EITF 07-1 is not expected to have a material impact on the Company’s consolidated results of operations and financial condition.

NOTE 3.  INVESTMENT IN JOINT VENTURE

Summarized financial information for Cyanco is as follows:

	Three Months Ended March 31,
	2008	2007

Revenues	$14,498,000	$11,251,000
Costs and expenses	11,725,000	9,396,000
Net income before taxes	2,774,000	1,855,000
Company’s equity in earnings	1,387,000	927,000

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

NOTE 4.  DIVIDENDS

In March 2008, the Company declared a cash dividend of $.09 per share on a total of 6,983,172 outstanding shares of record as of March 25, 2008, payable on April 10, 2008.  As of March 31, 2008, dividends payable of approximately $629,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In March 2007, the Company declared a cash dividend of $.08 per share on a total of 6,983,172 outstanding shares of record as of March 20, 2007, payable on April 10, 2007.  As of March 31, 2007, dividends payable of approximately $659,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

In January 2008, the Company paid dividends of approximately $629,000, which were declared in December 2007.  In January 2007, the Company paid dividends of approximately $559,000, which were declared in December 2006.

NOTE 5.  INCOME TAXES

Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or Interpretation 48, on January 1, 2007.  There were no adjustments required as a result of the implementation of Interpretation 48 on our financial statements.

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past seven years without final resolution.  In December of 2007 the Company received notification that the CCRA had reviewed the formal notices of objection and agreed with many of the positions presented by the Company and has requested additional supporting documentation with regard to additional objections presented by the Company.

The Company, based on consultation with its professional tax advisors in Canada, assessed the Canadian tax liability based upon the new information provided by the CCRA and reduced the Canadian tax liability as of December 31, 2007.  The Company believes that the additional information requested by the CCRA will further support the Company’s position.

Certain of the Company’s United States corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company has reviewed the positions taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believed it was liable.  The Company is pursuing the internal appeal process at the IRS for those positions taken by the IRS with which the Company disagrees.  Although the Company is encouraged that the appeals process will support the positions taken by the Company, the ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the

Company cannot be determined at this time.

The Company classifies interest and penalties recognized pursuant to Interpretation 48 as interest expense.  The Company recognized approximately $10,000 in interest and penalties related to potential assessments during the three months ended March 31, 2008 and 2007, respectively.  None of these amounts accrued are related to unrecognized tax benefits.

The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2008 will be adequate for the resolution of the audits by the CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Deferred tax assets (liabilities) are comprised of the following:

	March 31, 2008	December 31, 2007
Deferred tax assets:
Foreign income taxes and credit carryforwards	$163,000	$170,000
Accrued expenses	154,000	151,000
Stock based compensation	92,000	92,000
Other	72,000	71,000
Less valuation allowance	(108,000)	(112,000)
	373,000	372,000
Deferred tax liabilities – depreciation and amortization	(1,196,000)	(1,166,000)

	$(823,000)	$(794,000)

Due to uncertainties surrounding the realization of the benefit of certain foreign tax payments, the Company is currently unable to conclude that the realization of portions of the deferred tax assets meet the “more likely than not” criterion. Therefore, as of March 31, 2008, the Company recorded a valuation allowance of $108,000 relating to the foreign income tax payments and accruals.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the condensed consolidated statements of income for the three months ended March 31, 2008 and March 31, 2007 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three months ended March 31, 2008 and March 31, 2007 is presented in Note 3 to the Company’s condensed consolidated financial statements.

Cyanco represents one of two sources of sodium cyanide for use in the mining industry in the western United States.  E.I. DuPont Nemours (“DuPont”) is presently the sole competitor of Cyanco in supplying sodium cyanide to the mining industry in this area.  Sodium cyanide is manufactured in two distinct forms:  (1) as a solid “briquette”, which can be shipped economically but, requires in general an additional “dissolution” process before it can be utilized in the mining industry, or (2) sodium cyanide produced as a liquid and shipped directly to the mines for immediate use, which we believe is the method preferred by the mines and is the process currently utilized by Cyanco.

Cyanco’s sodium cyanide business is dependent upon the gold mining industry located within the western United States.  Based on a January 2008 report prepared by the U.S. Geological Survey, Mineral Commodity Summaries the 2007 domestic gold mine production in the United States decreased 5% from 2006 figures, which dropped the United States from the third largest gold producer to the fourth leading gold producing nation after Australia, South Africa, and China for the 2007 calendar year.  The United States mine production output continues to be dominated by the Nevada region in which Cyanco operates, with about 80% of the gold produced within the United States according to the Mineral Commodity Summaries report.

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

All of Cyanco’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  Each large mining concern may have multiple operating properties within Cyanco’s operating region.  A loss of one or more of Cyanco’s customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, such losses of customers due to mine closures are not currently expected to occur, based upon existing gold prices.

With high or increasing gold prices, mines tend to expand their current operations and expand their reserves by bringing on new properties.  This can require the process of permitting for new mines or to reopen old mining operations.  However, this permitting process can take several years.  We have seen gold prices strengthen in the second half of 2007 and continued strong in the first quarter of 2008.  Our strengthened financial results in the first quarter of 2008 as compared to 2007 are primarily due to an increase in our spot or non-contract sales as a result of the increased mining activities within the region.

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

Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Cyanco assesses the recoverability of the long-lived assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts, using assumptions concerning the following factors:

•      Contract price per pound of product delivered

•      Projected number of pounds of product to be delivered

•      Projected life of the contract, including reasonable assumptions for renewals beyond the initial contract period

•      Projected costs of raw materials

If the carrying amount of the asset exceeds the estimated undiscounted cash flows, the amount of impairment loss recorded in Cyanco’s statement of operations is calculated based on the excess of the carrying amount over the estimated fair value of those assets, calculated using the discounted cash flows expected during the remaining useful life.  For the period ending March 31, 2008, Cyanco recorded no impairment losses.

Accounting for Income Taxes - As part of the process of preparing consolidated financial statements, the Company is required to estimate income taxes in each of the jurisdictions in which it operates.  This process involves estimating the

Company’s actual current income tax exposure together with assessing temporary differences resulting from differing treatment of items for income tax and financial accounting purposes.  These temporary differences result in deferred tax assets and liabilities, the net amount of which is included in the Company’s consolidated balance sheet.  When appropriate, the Company records a valuation allowance to reduce its deferred tax assets to the amount that the Company believes is more likely than not to be realized.  Key assumptions used in estimating a valuation allowance include potential future taxable income, projected income tax rates, expiration dates of foreign and other tax credit carryforwards, anticipated results of tax audits, and ongoing prudent and feasible tax planning strategies.  At March 31, 2008 the Company had reduced its deferred tax assets by recording a valuation allowance of $108,000.  If the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net recorded amount, an adjustment to reduce the valuation allowance would increase income in the period such determination was made.  Similarly, should the Company determine that it would not be able to realize all or part of its net deferred tax assets in the future, an adjustment to increase the valuation allowance would be charged to income in the period such determination was made.

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The ultimate outcome of these audits and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.  The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2008 will be adequate for the resolution of the audits.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.  The Company reviews the accrued amount at each balance sheet date.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual or final determination that the amount due is less than the accrual would increase income in the period such determination is made.  The Company has accrued estimated amounts and has amounts on deposit for the potential outcome of these audits, but there can be no assurance that such costs will not ultimately exceed the current estimate.  Consequently, the Company’s results of operations for any particular period may be affected by these adjustments, unrelated to the results of the current business operations of the Company for that period.

In the fourth quarter of fiscal 2007, the Company received notification from the Canada Customs and Revenue Agency with respect to the outstanding tax audit of the Company.  In the notification the Canada Customs and Revenue Agency agreed with several of the positions that the Company had presented.  The Company applied this information to the tax provision using the ‘more likely than not’ guidance and reduced its Canadian tax liability accrual as of December 31, 2007.  The Canada Customs and Revenue Agency is currently reviewing the remaining positions of the Company.

Results of Operations

Equity in earnings of Cyanco increased $460,000, or 50%, to $1,387,000 in the three months ended March 31, 2008 compared to $927,000 in the three months ended March 31, 2007.  Cyanco revenues increased $3,247,000, or 29%, to $14,498,000 in the three months ended March 31, 2008 compared to $11,251,000 in the three months ended March 31, 2007.  The increase in Cyanco revenues is due primarily to an increase in product sales and an increase in the average sales price per pound of sodium cyanide.  Cyanco has the ability, under most of its contracts, to pass on increases in the cost of raw materials to its customers and the obligation to pass on decreases.  Product sales volumes for the first quarter of 2008 were up 5% primarily due to increased mining activities and an increase in the non-contract sales as compared to the same period in 2007.  Cyanco’s costs and expenses increased $2,329,000, or 25%, to $11,725,000 in the three months ended March 31, 2008 compared to $9,396,000 in the three months ended March 31, 2007.  The increase in operating costs in the current year resulted primarily from higher volumes of product sold and a substantial increase in the cost of raw materials.  As a result, Cyanco’s net income before taxes (on a 100% basis) increased $919,000, or 50%, to $2,774,000 during the three months ended March 31, 2008 compared to $1,855,000 in the three months ended March 31, 2007.

Management fee income from Cyanco increased $48,000, or 28%, to $217,000 in the three months ended March 31, 2008 compared to $169,000 in the three months ended March 31, 2007, due to the increase in Cyanco’s revenues as discussed above, upon which the management fee is computed.

Investment and other income increased $26,000, or 17%, to $178,000 in the three months ended March 31, 2008 compared to $152,000 in the three months ended March 31, 2007.  This increase is due primarily to an increase in the average balance of cash and cash equivalents during the period.  Accrued interest expense associated with the outstanding United States IRS tax audits was $10,000 in the periods ending March 31, 2008 and 2007, respectively.

General and administrative expenses increased $47,000, or 17%, to $323,000 in the three months ended March 31, 2008 compared to $276,000 in the three months ended March 31, 2007.  This increase is due primarily to an increase in salary and benefits and an increase in research and development expense.

The provision for income taxes increased $315,000, or 170%, to $500,000 in the three months ended March 31, 2008 compared to $185,000 in the three months ended March 31, 2007.  This increase is due primarily to increased net income in the current period and a favorable tax adjustment recorded in 2007, which reduced the standard statutory rate.  This adjustment was a result of reducing the estimated Canadian tax accrual.

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past seven years without final resolution.  In December of 2007 the Company received notification that the CCRA had reviewed the formal notices of objection and agreed with many of the positions presented by the Company.  The CCRA requested additional supporting documentation with regard to the Company’s position on overhead allocated to the Canadian operations.  The Company has provided the requested information and expects a positive response from the CCRA.

The Company, based on consultation with its professional tax advisors in Canada, assessed the Canadian tax liability based upon the new information provided by the CCRA and reduced its Canadian tax liability as of December 31, 2007.  It is the Company’s position that the additional information requested by the CCRA will further support the Company’s position.

Certain of the Company’s United States corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  The IRS has taken the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company reviewed the positions taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believed it was liable.  The Company is pursuing the internal appeal process at the IRS for those positions taken by the IRS with which the Company disagrees.  The Company remains positive that the IRS will support the positions held by the Company, however, the ultimate outcome of the IRS audit and the impact of the final audit results on the consolidated financial statements of the Company cannot be determined at this time.

The Company believes that amounts accrued and included in accounts payable and accrued expenses at March 31, 2008 will be adequate for the resolution of the audits by CCRA and the IRS.  However, there can be no assurance that such costs will not ultimately exceed the current estimate.

Liquidity and Capital Resources

At March 31, 2008, the liabilities of the Company consisted of current liabilities of $1,597,000 and deferred income taxes of $823,000.  Current liabilities consisted of trade accounts payable of $53,000, dividends payable of $629,000 and accrued expenses (comprised primarily of accrued income taxes) of $915,000.  These current liabilities compare favorably to total current assets of $18,676,000 at March 31, 2008.  Current assets were comprised primarily of cash and cash equivalents of $18,521,000.

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

Net cash provided in operating activities for the three months ended March 31, 2008 was $33,000 compared to $4,000 for the three months ended March 31, 2007.  This increase in net cash provided in operations is due primarily to the increase in net income and the decrease in deferred income taxes.  Because the Company accounts for its investment in Cyanco using the equity method, equity in earnings of Cyanco, a non-cash item, is eliminated from operating activities in the condensed consolidated statements of cash flows, with cash distributions from Cyanco included in cash flows from investing activities.

Net cash provided by investing activities was $1,000,000 for the three months ended March 31, 2008, and 2007, respectively, consisting of distributions from Cyanco.

Net cash used in financing activities was $629,000 and $559,000 for the three months ended March 31, 2008, and 2007, respectively, consisting of the payment of dividends.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed by us in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, we recognize that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and we are required to exercise our judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Change in Internal Control Over Financial Reporting

There have not been any changes since December 31, 2007 in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended March 31, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

All of the Cyanco’s sales occur within the western United States.  Since most of Cyanco’s cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  A loss of one or more customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.

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

Item 2.  Unregistered Sale of Equity Securities and, use of Proceeds

In November 2001, the Company’s Board of Directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.  During the three-month period ended March 31, 2008 and 2007, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 6.  Exhibits

Exhibit 31.1 – Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 31.2 – Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes – Oxley Act of 2002

Exhibit 32.1 – Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 32.2 – Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 99.1 – Press Release Dated May 02, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CHEMICALS, INC.
(Registrant)

May 02, 2008	/s/ John T. Day
(Date)	John T. Day, President (principal
executive officer)

May 02, 2008	/s/ Kevin L. Davis
(Date)	Kevin L. Davis,
Chief Financial Officer (principal
financial and accounting officer)