Form 10-Q
period 2008-06-30
NEVADA CHEMICALS INC
filed 2008-07-31
CIK 356342

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒        Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes ☐  No ☒

The number of shares outstanding of the registrant’s par value $0.001 Common Stock as of July 31, 2008 was 7,004,172.

Nevada Chemicals, Inc.

Form 10-Q

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS

Current assets:
Cash and cash equivalents	$19,328,000	$18,117,000
Receivables	100,000	88,000
Income tax deposits	—	182,000
Prepaid expenses	72,000	52,000

Total current assets	19,500,000	18,439,000

Investment in joint venture	8,998,000	8,964,000
Other assets	360,000	362,000

	$28,858,000	$27,765,000

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities – accounts payable and accrued expenses	$1,025,000	$1,324,000

Deferred income taxes	1,025,000	794,000

Total liabilities	2,050,000	2,118,000

Stockholders’ equity:

Common stock	7,000	7,000
Capital in excess of par value	4,450,000	4,286,000
Retained earnings	22,351,000	21,354,000

Total stockholders’ equity	26,808,000	25,647,000

	$28,858,000	$27,765,000

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Three Months Ended June 30,
	2008	2007

Revenues and equity in earnings:
Management fee from joint venture	$266,000	$190,000
Equity in earnings of joint venture	1,647,000	1,453,000

Total	1,913,000	1,643,000

General and administrative expenses	339,000	341,000

Operating income	1,574,000	1,302,000

Other income (expense)
Investment and other income	537,000	184,000
Interest expense	—	(14,000)

Total other income (expense)	537,000	170,000

Income before provision for income taxes	2,111,000	1,472,000

Provision for income taxes	734,000	496,000

Net income	$1,377,000	$976,000

Earnings per common share:
Basic	$0.20	$0.14

Diluted	$0.20	$0.14

Weighted average number of shares outstanding:
Basic	6,986,000	6,983,000

Diluted	6,998,000	7,004,000

Dividends declared per common share	$0.10	$0.09

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Income

(Unaudited)

	Six Months Ended June 30,
	2008	2007

Revenues and equity in earnings:
Management fee from joint venture	$483,000	$359,000
Equity in earnings of joint venture	3,034,000	2,380,000

Total	3,517,000	2,739,000

General and administrative expenses	662,000	617,000

Operating income	2,855,000	2,122,000

Other income (expense)
Investment and other income	715,000	336,000
Interest expense	(10,000)	(24,000)

Total other income (expense)	705,000	312,000

Income before provision for income taxes	3,560,000	2,434,000

Provision for income taxes	1,234,000	681,000

Net income	$2,326,000	$1,753,000

Earnings per common share:
Basic	$0.33	$0.25

Diluted	$0.33	$0.25

Weighted average number of shares outstanding:
Basic	6,984,000	6,983,000

Diluted	6,994,000	7,002,000

Dividends declared per common share	$0.19	$0.17

See accompanying notes to condensed consolidated financial statements

NEVADA CHEMICALS, INC.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

	Six Months Ended June 30,
	2008	2007

Cash flows from operating activities:
Net income	$2,326,000	$1,753,000
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation expense	2,000	1,000
Equity in earnings of joint venture	(3,034,000)	(2,380,000)
Distributions of joint venture	3,000,000	2,000,000
Deferred income taxes	221,000	(261,000)
Changes in operating assets and liabilities:
Receivables	(12,000)	(18,000)
Prepaid expenses	(20,000)	(22,000)
Accounts payable and accrued expenses	(188,000)	611,000

Net cash provided in operating activities	2,295,000	1,684,000

Cash flows from investing activities:
Purchase of life insurance policy	—	(83,000)
Purchase of property and equipment	—	(10,000)

Net cash used in investing activities	—	(93,000)

Cash flows from financing activities:
Exercise of stock options	174,000	—
Payment of dividends	(1,258,000)	(1,187,000)

Net cash used in financing activities	(1,084,000)	(1,187,000)

Net increase in cash and cash equivalents	1,211,000	404,000

Cash and cash equivalents, beginning of period	18,117,000	15,875,000

Cash and cash equivalents, end of period	$19,328,000	$16,279,000

Supplemental disclosure of cash flow information:
Cash paid for interest	$—	$—
Cash paid for income taxes	755,500	390,000

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

The results of operations for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results to be expected for the year ending December 31, 2008.

Certain amounts in the prior year’s financial statements have been reclassified to conform to the current period presentation.

NOTE 2.  SIGNIFICANT ACCOUNTING POLICIES

Cash and Cash Equivalents – The Company considers all investments purchased with original maturities of three or fewer months to be cash equivalents.  Cash equivalents were $19,328,000 and $18,117,000 as of June 30, 2008 and December 31, 2007, respectively.  Cash was $19,252,000 and $13,367,000 as of June 30, 2008 and December 31, 2007, respectively.  The Company has $200,000 of cash that is federally insured.  All remaining amounts of cash and cash equivalents exceed federally insured limits.

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

Revenue Recognition – The Company’s revenues and equity in earnings consist primarily of earnings from Cyanco based on the equity method of accounting, billing for engineering services, and management fees from Cyanco.  Equity in net earnings of Cyanco is based on the Company’s 50% ownership in Cyanco, and is calculated and recognized at the end of each month.  Management fee income from Cyanco is recognized monthly based on the Cyanco joint venture agreement.

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

The shares used in the computation of the Company’s basic and diluted earnings per share are reconciled as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Weighted average number of shares outstanding – basic	6,986,000	6,983,000	6,984,000	6,983,000
Dilutive effect of stock options	12,000	21,000	10,000	19,000

Weighted average number of shares outstanding – diluted	6,998,000	7,004,000	6,994,000	7,002,000

Stock-Based Compensation – The Company has a stock-based employee compensation plan.  The Company accounts for stock-based compensation in accordance with Financial Accounting Standard (“SFAS”) No. 123R, Share-Based Payment, an amendment of FASB Statements 123 and 95, which requires the Company to measure the compensation cost of stock options and other stock-based awards to employees and directors at fair value at the grant date and recognize compensation expense over the requisite service period for awards expected to vest.  The Company’s current practice is to grant options to employees and members of its Board of Directors that vest immediately, resulting in reporting the entire compensation expense for the options in the period in which they are granted.  No stock options were granted to employees or directors during the three and six months ended June 30, 2008 and 2007.

Recent Accounting Pronouncements– The FASB has issued SFAS Statement No. 157, Fair Value Measurements.  This new standard provides enhanced guidance for using fair value to measure assets and liabilities, and requires expanded information about the extent to which companies measure assets and liabilities at fair value, the information used to measure fair value, and the effect of fair value measurements on earnings.  The standard applies whenever other standards require (or permit) assets or liabilities to be measured at fair value.  Under the new standard, fair value refers to the price that would be received on sale of an asset or paid to transfer a liability in an orderly transaction between market participants in the market in which the reporting entity transacts such business.  The standard clarifies the principle that fair value should be based on the assumptions market participants would use when pricing the asset or liability.  The new standard is generally effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years.  The Company adopted SFAS No. 157 on January 1, 2008, which did not have a material impact on the consolidated financial statements.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115.” SFAS No. 159 allows companies the choice to measure financial instruments and certain other items at fair value.  This allows the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions.  The Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this statement did not have a material effect on the Company’s consolidated financial statements.

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

In December 2007, the FASB issued EITF Issue 07-1 “Accounting for Collaborative Arrangements” (EITF 07-1). Collaborative arrangements are agreements between parties to participate in some type of joint operating activity. The task force provided indicators to help identify collaborative arrangements and provides for reporting of such arrangements on a gross or net basis pursuant to guidance in existing authoritative literature. The task force also expanded disclosure requirements about collaborative arrangements. Conclusions within EITF 07-1 are to be applied retrospectively. The Company adopted EITF 07-1 effective January 1, 2008. The adoption of EITF 07-1 did not have a material impact on the Company’s consolidated results of operations and financial condition.

NOTE 3.  INVESTMENT IN JOINT VENTURE

Summarized financial information for Cyanco is as follows:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Revenues	$17,032,000	$12,674,000	$31,531,000	$23,924,000
Costs and expenses	13,738,000	9,767,000	25,463,000	19,163,000
Net income before taxes	3,294,000	2,906,000	6,068,000	4,761,000
Company’s equity in earnings	1,647,000	1,453,000	3,034,000	2,380,000

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

NOTE 4.  DIVIDENDS

In May 2008, the Company declared a cash dividend of $.10 per share on a total of 7,004,172 outstanding shares of record as of June 20, 2008, payable on July 7, 2008.  As of June 30, 2008, dividends payable of approximately $700,000 were included in accounts payable and accrued expenses in the accompanying condensed consolidated balance sheet.

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

In January 2008, the Company paid dividends of approximately $628,000, which were declared in December 2007.

NOTE 5.  INCOME TAXES

Uncertainty in Income Taxes

We adopted the provisions of FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” or Interpretation 48, on January 1, 2007.  There were no adjustments required as a result of the implementation of Interpretation 48 on our financial statements.

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past seven years.  In December of 2007 the Company received notification that the CCRA had reviewed the formal notices of objection and agreed with many of the positions presented by the Company.  The Company has received additional notification from the CCRA indicating that further adjustments will be made offsetting all remaining assessments.  Based on these developments and in consultation with its professional tax advisors in Canada, the Company has reduced the estimated Canadian tax liability to $0 as of June 30, 2008.

Certain of the Company’s United States corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  The IRS took the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company reviewed the positions taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believed it was liable.  In June 2008 the Company received the “Preliminary IRS Appeals Report”, which supported the long standing positions of the Company.  As a result of this notification the Company has reduced its estimated tax liability related to this audit to $0 as of June 30, 2008.

The Company classifies interest and penalties recognized pursuant to Interpretation 48 as interest expense.  As a result of the reduction of the US tax liability, which consisted entirely of estimated interest expense, the Company recorded an interest benefit included in interest and other income, of $400,000 as of June 30, 2008.  None of these amounts accrued are related to unrecognized tax benefits.

At June 30, 2008 the Company has reduced all tax and interest liabilities associated with the IRS and the Canadian audits to $0.  However, the ultimate outcome received from the IRS and CCRA may vary from our current estimates.

Deferred tax assets (liabilities) are comprised of the following:

	June 30, 2008	December 31, 2007

Deferred tax assets:
Foreign income taxes and credit carryforwards	$—	$170,000
Accrued expenses	—	151,000
Stock-based compensation	73,000	92,000
Other	61,000	71,000
Less valuation allowance	—	(112,000)
	134,000	372,000
Deferred tax liabilities – depreciation and amortization	(1,159,000)	(1,166,000)

	$(1,025,000)	$(794,000)

Although the Company has received notification from the CCRA indicating that the reassessment will require no additional payments, there are uncertainties surrounding the final calculation of the benefit of certain foreign tax payments and or refunds.  However, based upon our analysis and consultation with our professional tax advisors, the Company has eliminated the valuation allowance associated with the uncertainty because it believes the amount would be immaterial.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview

The operations reported in the condensed consolidated statements of income for the three months and six months ended June 30, 2008 and June 30, 2007 consist primarily of the Company’s proportionate share of the operating results from its 50% interest in Cyanco, a non-corporate joint venture engaged in the manufacture and sale of liquid sodium cyanide, management fee income from Cyanco, investment income earned on cash and cash equivalents and short-term investments, and corporate overhead, costs and expenses.  Since the Company does not own more than 50% of Cyanco, and has determined that other factors requiring consolidation do not exist, the financial statements of Cyanco are not consolidated with the financial statements of the Company.  Summarized financial information for Cyanco for the three months and six months ended June 30, 2008 and June 30, 2007 is presented in Note 3 to the Company’s unaudited condensed consolidated financial statements.

Cyanco represents one of two present sources of sodium cyanide for use in the mining industry in the western United States.  E.I. DuPont Nemours (“DuPont”) is presently the sole competitor of Cyanco in supplying sodium cyanide to the mining industry in this area.  Sodium cyanide is manufactured in two distinct forms:  (1) as a solid “briquette”, which can be shipped economically but requires in general an additional “dissolution” process before it can be utilized in the mining industry, or (2) sodium cyanide produced as a liquid and shipped directly to the mines for immediate use, which the Company believes is the method preferred by the mines and is the process currently utilized by Cyanco.

Cyanco’s sodium cyanide business is dependent upon the gold mining industry located within the western United States.  Based on a January 2008 report prepared by the U.S. Geological Survey, Mineral Commodity Summaries, the 2007 domestic gold mine production in the United States decreased 5% from 2006 figures, which dropped the United States from the third to the fourth largest gold producer after Australia, South Africa, and China for the 2007 calendar year.  The United States mine production output continues to be dominated by the Nevada region in which

Cyanco operates, with about 80% of the gold produced within the United States according to the Mineral Commodity Summaries report.

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

All of Cyanco’s sales occur within the western United States.  Since most of Cyanco’s sodium cyanide customers are large mining companies, the number of companies it services is relatively small compared to those of a wholesale distribution or retail business.  Each large mining concern may have multiple operating properties within Cyanco’s operating region.  A loss of one or more of Cyanco’s customers could adversely affect future sales, and may have a material adverse effect on the Company’s results of operations.  Such a loss can occur either from the customer switching to another source or from the customer electing to close or suspend a mining operation.  However, such losses of customers due to mine closures are not currently expected to occur, based upon existing gold prices.

With high or increasing gold prices, mines tend to expand their current operations and expand their reserves by bringing on new properties.  This requires permitting for new mines or reopening old mining operations, which can take several years.  The Company’s strengthened financial results in the second quarter of 2008 as compared to 2007 are primarily due to an increase in spot or non-contract sales.

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

Cyanco reviews its long-lived assets, including customer relationships and other intangible assets, for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable.  Cyanco assesses the recoverability of the long-lived assets by comparing the estimated undiscounted cash flows associated with the related asset or group of assets against their respective carrying amounts, using assumptions concerning the following factors:

•      Contract price per pound of product delivered

•      Projected number of pounds of product to be delivered

•      Projected life of the contract, including reasonable assumptions for renewals beyond the initial contract period

•      Projected costs of raw materials

If the carrying amount of the asset exceeds the estimated undiscounted cash flows, the amount of impairment loss recorded in Cyanco’s statement of operations is calculated based on the excess of the carrying amount over the estimated fair value of the asset, calculated using the discounted cash flows expected during the remaining useful life.  For the three and six month periods ending June 30, 2008, Cyanco recorded no impairment losses.

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

Certain of the Company’s United States and Canadian income tax returns are currently under audit.  The Company has received positive correspondence from both the CCRA and the IRS during this past quarter which has allowed the Company to adjust the tax liabilities as of June 30, 2008.  The Company, along with its professional advisors, believes that there will be no further significant amounts necessary to be paid to conclude the CCRA and IRS tax appeals.  The Company reviews the accrued amount at each balance sheet date quarterly.  Any increase in the accrual or the final resolution of the amount due in excess of the accrual would reduce income in the period such determination is made.  Similarly, any decrease in the accrual (including the decrease in the quarter ended June 30, 2008) or final determination that the amount due is less than the accrual would increase income in the period such determination is made.

Results of Operations

Three Months Ended June 30, 2008

Equity in earnings of Cyanco increased $194,000, or 13%, to $1,647,000 in the three months ended June 30, 2008 compared to $1,453,000 in the three months ended June 30, 2007.  Cyanco revenues increased $4,358,000, or 34%, to $17,032,000 in the three months ended June 30, 2008 compared to $12,674,000 in the three months ended June 30, 2007.  The increase in Cyanco revenues is in part due to an increase in the average sales price per pound of sodium cyanide, primarily resulting from higher raw material prices.  Cyanco has the ability, under all of its contracts, to pass on increases in the cost of raw materials to its customers and the obligation to pass on decreases.  Product sales volume for the second quarter of 2008 was up 6% primarily due to increased mining activities and an increase in the non-contract sales as compared to the same period in 2007.

Cyanco’s costs and expenses increased $3,971,000, or 41%, to $13,738,000 in the three months ended June 30, 2008 compared to $9,767,000 in the three months ended June 30, 2007.  The increase in operating costs in the current year resulted primarily from higher volumes of product sold and a substantial increase in the cost of raw materials.  As a result, Cyanco’s net income before taxes (on a 100% basis) increased $388,000, or 13%, to $3,294,000 during the three months ended June 30, 2008 compared to $2,906,000 in the three months ended June 30, 2007.

Management fee income from Cyanco increased $76,000, or 40%, to $266,000 in the three months ended June 30, 2008 compared to $190,000 in the three months ended June 30, 2007.  The increase is due primarily to the increase in Cyanco’s revenues, upon which the management fee is computed, and the billing for engineering services in the amount of $11,000.

General and administrative expenses decreased $2,000, or 1%, to $339,000 in the three months ended June 30, 2008 compared to $341,000 in the three months ended June 30, 2007.

Investment and other income increased $353,000, or 192%, to $537,000 in the three months ended June 30, 2008 compared to $184,000 in the three months ended June 30, 2007.  This increase is due primarily to the reduction in accrued interest expense associated with the outstanding United States IRS tax audits resulting in a net benefit of $400,000, offset by a $48,000 reduction in interest earned as a result of lower interest rates, in the three months ended June 30, 2008 compared to the same period in 2007.

In the second quarter of fiscal 2008, the Company received notification from the Canada Customs and Revenue Agency with respect to the outstanding tax audit of the Company.  In the notification the Canada Customs and Revenue

Agency agreed with several of the positions that the Company had presented.  The Company applied this information to the tax provision using the “more likely than not” guidance and eliminated its estimated Canadian tax liability accrual as of June 30, 2008.

In May 2008 the Company received notification from the IRS appeals division with respect to the outstanding United States tax audits.  The appeals division presented a “Preliminary IRS Appeals Report” supporting several of the Company’s positions.  As a result of this notification and the assessment of its professional advisors the Company has eliminated its US tax liability estimate associated with the audit as of June 30, 2008.  Although the ultimate outcome is subject to review by the courts and the IRS calculation division the Company and its advisors believe that no further payments will be due.  Consequently, the Company’s results of operations for the period ending June 30, 2008 has been positively affected by the reduction of these accrued estimates.  Accrued interest expense associated with the outstanding United States IRS tax audits was reversed completely resulting in a decrease of the accrual and an increase in the Company’s results of operations of $400,000, in the three months ended June 30, 2008 compared to the same period in 2007.

The provision for income taxes increased $238,000, or 48%, to $734,000 in the three months ended June 30, 2008 compared to $496,000 in the three months ended June 30, 2007.  This increase is due primarily to increased net income in the current period.

Six Months Ended June 30, 2008

Equity in earnings of Cyanco increased $654,000, or 27%, to $3,034,000 in the six months ended June 30, 2008 compared to $2,380,000 in the six months ended June 30, 2007.  Cyanco revenues increased $7,607,000, or 32%, to $31,531,000 in the six months ended June 30, 2008 compared to $23,924,000 in the six months ended June 30, 2007.  The increase in Cyanco revenues is primarily due to increased product sales and an increase in the average sales price per pound of sodium cyanide.  Cyanco has the ability, under most of its contracts, to pass on increases in the cost of raw materials to its customers and the obligation to pass on decreases.  Product sales volumes for the first quarter of 2008 were up 5% primarily due to increased mining activities and an increase in the non-contract sales as compared to the same period in 2007.

Cyanco’s costs and expenses increased $6,300,000, or 33%, to $25,463,000 in the six months ended June 30, 2008 compared to $19,163,000 in the six months ended June 30, 2007.  The increase in operating costs in the current year resulted primarily from higher volumes of product sold and a substantial increase in the cost of raw materials.    As a result, Cyanco’s net income before taxes (on a 100% basis) increased $1,307,000, or 27%, to $6,068,000 during the six months ended June 30, 2008 compared to $4,761,000 in the six months ended June 30, 2007.

Management fee income from Cyanco increased $124,000, or 35%, to $483,000 in the six months ended June 30, 2008 compared to $359,000 in the six months ended June 30, 2007, primarily due to the increase in Cyanco’s revenues, upon which the management fee is computed and the billing of engineering services in the amount of $11,000.

General and administrative expenses increased $45,000, or 7%, to $662,000 in the six months ended June 30, 2008 compared to $617,000 in the six months ended June 30, 2007.  This increase is due to primarily to an increase in salary and benefits, research and development and recruitment expense.

Investment and other income increased $379,000, or 113%, to $715,000 in the six months ended June 30, 2008 compared to $336,000 in the six months ended June 30, 2007.  This increase is due primarily to the reduction in accrued interest expense associated with the outstanding United States IRS tax audits resulting in a net benefit of $400,000, in the six months ended June 30, 2008 compared to the same period in 2007.

The provision for income taxes increased $553,000, or 81%, to $1,234,000 in the six months ended June 30, 2008 compared to $681,000 in the six months ended June 30, 2007.  This increase is due primarily to increased net income in the current period and the tax effect of reducing the U.S. interest accrual.

The Company’s corporate income tax returns filed in Canada for the years ended December 31, 1995 through 2001 are under audit by the Canada Customs and Revenue Agency (“CCRA”).  This audit has been ongoing for the past seven years.  In December of 2007 the Company received notification that the CCRA had reviewed the formal notices of objection and agreed with many of the positions presented by the Company.  The Company has received additional notification from the CCRA indicating that further adjustments will be made offsetting all remaining assessments.  The Company, based on consultation with its professional tax advisors in Canada and notification from the CCRA appeals division, has eliminated the estimated Canadian tax liability as of June 30, 2008.

Certain of the Company’s United States corporate income tax returns are currently under audit by the Internal Revenue Service (“IRS”).  The IRS took the position that the Company owes additional income taxes, penalties and interest where the IRS has disagreed with certain tax positions taken by the Company.  The Company has reviewed the positions taken by the IRS and, in the fourth quarter of 2006, paid those taxes for which it believed it was liable.  In June 2008 the Company received the Preliminary IRS Appeals Report which supported several of the long standing positions of the Company.  As a result of this notification the Company has reversed in its entirety the US Tax liability as of June 30, 2008.  Consequently, the Company’s results of operations for the six months ending June 30, 2008 has been positively affected by the reduction of these accrued estimates.

The Company classifies interest and penalties recognized pursuant to Interpretation 48 as interest expense.  As a result of the reversal of the US Tax liability, the Company recorded interest income in the amount of $400,000 as of June 30, 2008.  None of these amounts accrued are related to unrecognized tax benefits.

The Company believes that no further amounts will be required in accounts payable and accrued expenses.  At June 30, 2008 the Company has reduced all tax liabilities associated with the IRS appeals and the Canadian appeals to $0.  However, the ultimate outcome received from the IRS and CCRA may vary from our current estimates including potential refunds.

Liquidity and Capital Resources

At June 30, 2008, the liabilities of the Company consisted of current liabilities of $1,025,000 and deferred income taxes of $1,025,000.  Current liabilities consisted of trade accounts payable of $23,000, dividends payable of $700,000 and accrued expenses (comprised primarily of accrued income taxes) of $302,000.  These current liabilities compare favorably to total current assets of $19,500,000 at June 30, 2008.  Current assets were comprised primarily of cash and cash equivalents of $19,328,000.

The Company’s current strategy is to invest cash in excess of short-term operating needs in highly liquid, certificate of deposits or U.S. Treasuries with maturities of 90 days or less.  The Board of Directors of the Company is currently evaluating alternative uses for the cash of the Company, including optimizing short-term investment results without exposing the Company to high levels of market risk, diversification of the Company’s business, further investment in Cyanco, the payment of dividends to shareholders and other strategies.

Net cash provided in operating activities for the six months ended June 30, 2008 was $2,295,000 compared to net cash provided in operating activities of $1,684,000 for the six months ended June 30, 2007.  This increase in net cash provided in operations is due primarily to the increase in the equity in earnings of Cyanco, and a decrease in accounts payable and accrued expenses as a result of eliminating the U.S. and Canadian tax liability accruals

Net cash used by investing activities was $0 for the six months ended June 30, 2008 and $93,000 for the six months ended June 30, 2007.  The Company had no investing activities during the period ending June 30, 2008.

Net cash used in financing activities was $1,084,000 for the six months ended June 30, 2008, consisting of the payment of dividends of $1,258,000, offset by the receipt of $174,000 due to the exercise of stock options.  Net cash used in financing activities was $1,187,000 for the six months ended June 30, 2007, consisting of the payment of dividends.

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

Item 3.  Controls and Procedures

Disclosure Controls and Procedures

Under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer, the Company evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”) as of the end of the period covered by this report.

Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that disclosure controls and procedures as of the end of the period covered by this report were effective such that the information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to Company management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding disclosure.  In designing and evaluating the disclosure controls and procedures, the Company recognizes that any controls and procedures, no matter how well designed and operated, can only provide reasonable assurance of achieving the desired control objective, and the Company’s is required to exercise its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal controls over financial reporting identified in connection with the evaluation of disclosure controls and procedures discussed above that occurred during the quarter ended June 30, 2008 or subsequent to that date that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity and Use of Proceeds

In November 2001, the Company’s board of directors authorized a stock repurchase plan that provides for the purchase of up to 500,000 shares of the Company’s currently issued and outstanding shares of common stock.  Purchases under the stock repurchase plan may be made from time to time at various prices in the open market, through block trades or otherwise.  These purchases may be made or suspended by the Company from time to time, without prior notice, based on market conditions or other factors.  During the three-month and six-month periods ended June 30, 2008, the Company did not purchase any shares of its common stock under the repurchase plan.

Item 4T.  Submission of Matters to a Vote of Security Holders

On May 30, 2008, the annual meeting of shareholders was held.  The shareholders voted, either in person or by proxy, to elect five directors to serve until the next annual meeting of shareholders or until their successors are elected and duly qualified, and to ratify the appointment of Tanner LC to be the Company’s independent registered public accountants for the year ending December 31, 2008.  The directors elected were Dr. John T. Day, Nathan L. Wade, E. Bryan Bagley, James E. Solomon and M. Garfield Cook.  The results of the shareholder vote were as follows:

Five directors receiving most votes:

Dr. John T. Day	5,995,247
Nathan L. Wade	5,994,554
E. Bryan Bagley	5,992,936
James E. Solomon	5,993,279
M. Garfield Cook	5,993,622

	For	Against	Abstain
Ratification of the appointment of Tanner LC as independent registered public accountants	5,992,517	7,208	2,008

Item 6.  Exhibits

Exhibit 31.1 – Certification of principal executive officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 31.2 – Certification of principal financial officer pursuant to Rule 13a -14(a) of the Securities Exchange Act of 1934, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit 32.1 – Certification of principal executive officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 32.2 – Certification of principal financial officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes – Oxley Act of 2002

Exhibit 99.1 – Press Release Dated July 31, 2008

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEVADA CHEMICALS, INC.
(Registrant)

July 31, 2008	/s/ John T. Day
(Date)	John T. Day, President (principal
executive officer)

July 31, 2008	/s/ Kevin L. Davis
(Date)	Kevin L. Davis
Chief Financial Officer (principal
financial and accounting officer)